Form 10-Q
period 1996-03-31
UPPER PENINSULA ENERGY CORP /NEW/
filed 1996-05-13
CIK 838868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                             FORM 10-Q

(Mark One)
[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended               March 31, 1996
                            -------------------------------------
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number  0-17427
                       ---------

               UPPER PENINSULA ENERGY CORPORATION
     (Exact name of registrant as specified in its charter)

             Michigan                          38-2817909
- - -----------------------------------     -------------------------
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)

600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan  49931-0130
- - -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone no., including area code)  (906) 487-5000
                                                   --------------

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes _______    No _______

               APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

      As of April 30, 1996, 2,969,215 shares of common stock,
      -------------------------------------------------------
      $.005 par value
      ---------------

                UPPER PENINSULA ENERGY CORPORATION

                             FORM 10-Q

                           MARCH 31, 1996

                         TABLE OF CONTENTS

                                                         Page No.
                                                         --------

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Income - Three
           Months Ended March 31, 1996 and
           March 31, 1995                                   3

           Consolidated Statements of Cash Flow -
           Three Months Ended March 31, 1996 and
           March 31, 1995                                   4

           Consolidated Balance Sheets - March 31
           1996 and December 31, 1995

             Assets                                         6
             Capitalization and Liabilities                 7


  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operation                                        8

Part II.   OTHER INFORMATION                               10

  Items 1. through 5.                                      N/A

  Item 6.  Exhibits and Reports on Form 8-K                11

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended
                                                  March 31
                                                (Unaudited)
                                             ------------------
                                               1996       1995
                                             --------   -------
                                           (Thousands of Dollars)

Operating Revenues........................   $15,572    $16,757
                                             -------    -------
Operating Expenses:
  Operation - Power Supply Costs..........     4,693      5,359
            - Other.......................     3,770      3,280
  Maintenance.............................       824        640
  Depreciation and Amortization...........     1,505      1,430
  Federal Income Tax Expense..............       861      1,327
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................       857        825
    Other.................................       387        355
                                             -------    -------
          Total...........................    12,897     13,216
                                             -------    -------
Operating Income..........................     2,675      3,541
                                             -------    -------
Other Income (Deductions):
  Interest Income.........................        17         13
  Other...................................        25        (12)
  Federal Income Tax Expense..............        (7)         6
                                             -------    -------
          Total...........................        35          7
                                             -------    -------

Income Before Interest Charges............     2,710      3,548
                                             -------    -------
Interest Charges:
  Interest on Long-Term Debt..............       974        978
  Amortization of Debt Expense............        19         19
  Other Interest Expense..................        16          8
                                             -------    -------
          Total...........................     1,009      1,005
                                             -------    -------
Income Before Dividends on Preferred
  Stock of Subsidiary.....................     1,701      2,543
Dividends on Preferred Stock of
  Subsidiary..............................         6          7
                                             -------    -------
Net Income................................   $ 1,695    $ 2,536
                                             =======    =======
Average Number of Shares Outstanding...... 2,969,215  2,969,215

Earnings Per Share of Common Stock........     $0.57      $0.85

Dividends Paid Per Share of Common Stock..   $0.3125    $0.3000


               CONSOLIDATED STATEMENTS OF CASH FLOW

                                             Three Months Ended
                                                  March 31
                                                (Unaudited)
                                             ------------------
                                               1996       1995
                                             -------    -------
                                           (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income..............................   $ 1,695    $ 2,536
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization.........     1,505      1,430
    Dividends on Preferred Stock of
      Subsidiary..........................         6          7
    Allowance for Equity Funds Used
      During Construction.................       (13)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............      (227)       454
    Prepaid and Accrued Pension...........      (337)     1,018
    Other.................................        45        572
  Changes in Assets and Liabilities:
    Accounts Receivable...................        43       (172)
    Inventories...........................       (64)        67
    Prepayments...........................        44        442
    Accrued Ad Valorem Taxes..............       (42)       (40)
    Accounts Payable and Accrued Accounts.      (995)      (371)
                                             -------    -------
        Cash Flows From Operating
          Activities......................     1,660      5,943
                                             -------    -------
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Funds Used
      During Construction)................    (2,367)    (3,589)
    Allowance for Borrowed Funds Used
       During Construction................       (17)
    Other - Net...........................         1       (634)
                                             -------    -------
        Cash Flows from Investing
          Activities......................    (2,383)    (4,223)
                                             -------    -------
Cash Flows From Financing Activities:
    Increase in Notes Payable.............     1,300
    Retirement of Long-Term Debt and
      Preferred Stock.....................                   (5)
    Dividends.............................      (934)      (898)
                                             -------    -------
        Cash Flows from Financing
          Activities......................       366       (903)
                                             -------    -------

Net Increase (Decrease) in Cash and
  Cash Equivalents........................      (357)       817
Cash and Cash Equivalents at the
  Beginning of Period.....................   $ 3,249    $ 2,887
                                             -------    -------
Cash and Cash Equivalents at the End
  of Period...............................   $ 2,892    $ 3,704
                                             =======    =======
Supplemental Cash Flows Information:
    Interest Paid.........................   $   633    $   625
                                             =======    =======
    Income Taxes Paid.....................   $     0    $     0
                                             =======    =======

                    CONSOLIDATED BALANCE SHEETS


ASSETS

                                         March 31     December 31
                                           1996          1995
                                        (Unaudited)
                                        -----------   -----------
                                         (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............  $161,941      $162,506
  Less Accumulated Depreciation and
    Amortization.......................    72,598        71,736
                                         --------      --------

        Net Electric Plant in Service..    89,343        90,770
  Construction Work in Progress........    12,290        10,045
                                         --------      --------

        Net Utility Plant..............   101,633       100,815
                                         --------      --------

Other Property.........................     5,689         5,726
                                         --------      --------

Current Assets:
  Cash and Cash Equivalents.............    2,892         3,249
  Accounts Receivable (less allowance
    for doubtful accounts of $86).......    6,471         6,195
  Revenue Receivable - Power Supply
    Cost Recovery-Net...................      312           631
  Inventories - at average cost:
    Materials and Supplies..............    2,225         2,176
    Fuel................................      278           263
  Prepayments...........................      316           360
  Accrued Ad Valorem Taxes..............    3,482         3,440
  Deferred Federal Income Taxes.........    1,309         1,219
                                         --------      --------

        Total...........................   17,285        17,533
                                         --------      --------

Deferred Debits and Other Assets:
  Unamortized Debt Expense (being
     amortized over the lives of
     debt issues).......................      540           550
  Intangible Pension Plan Asset.........    1,089         1,821
  Other.................................    1,938         1,939
                                         --------      --------
        Total...........................    3,567         4,310
                                         --------      --------

                                         $128,174      $128,384
                                         ========      ========


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common Stock 2,969,215 shares......... $     15      $     15
Paid-In-Capital.........................   21,537        21,537
Retained Earnings.......................   20,952        20,185
                                         --------      --------
        Total Common Equity.............   42,504        41,737

Redeemable Preferred Stock..............      503           503
Long-Term Debt, less current
 maturities.............................   43,508        43,508
                                         --------      --------
        Total Capitalization............   86,515        85,748
                                         --------      --------

Current Liabilities:
  Long-Term Debt Due Within One Year....      225           225
  Notes Payable.........................    2,000           700
  Accounts Payable......................    3,668         5,318
  Accrued Accounts:
    Taxes - Ad Valorem..................    4,355         5,806
          - Other.......................    1,427           147
    Wages and Benefits..................    3,618         3,324
    Interest............................    1,263           871
    Other...............................      144             4
                                         --------      --------
        Total...........................   16,700        16,395
                                         --------      --------

Deferred Credits:
  Deferred Federal Income Taxes.........    6,687         6,779
  Unamortized Investment Tax Credit.....    2,880         2,925
  Customer Advances for Construction....    1,299         1,283
  Accrued Pensions......................    3,000         4,069
  Regulatory Liabilities................    5,355         5,355
  Post Retirement Health and Life.......    2,859         2,883
  Other.................................    2,879         2,947
                                         --------      --------
        Total...........................   24,959        26,241
                                         --------      --------
Commitments and Contingencies...........
                                         --------      --------

                                         $128,174      $128,384
                                         ========      ========

         --------------------------------

     On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Adoption of these Statements did not have a significant impact on the Company's financial statements.

     On April 24, 1996, the Federal Energy Regulatory Commission issued Orders 888 and 889 adopting, with some minor changes, the proposals for open access transmission and stranded cost recovery that it had made in a previously issued Notice Of Proposed Rulemaking. The new Orders require each public utility that owns or controls interstate transmission facilities to file open access network and point-to-point transmission tariffs that offer services comparable to the utility's own uses of its transmission system. Management is currently evaluating the impact the Orders may have on the Company's future operations and financial results.

     In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of results for the interim period. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations
         -------------------------------------------------

      First Quarter of 1996 Compared to First Quarter of 1995
      -------------------------------------------------------

     Operating revenues for the first quarter of 1996 were $15,572,000 compared to $16,757,000 for the same quarter of 1995, a decrease of $1,185,000 (7.1%). The decrease in revenues was mainly due to the 5.7% rate reduction granted Michigan Public Service Commission jurisdictional customers effective in April 1995, the decommissioning of K.I. Sawyer Air Force Base, and the pass through of lower power supply costs.

     Power supply costs for the first quarter decreased 12.4% from the 1995 period. This decrease is the result of a 3.3% reduction in mWh sales together with a 8.6% reduction in the average unit cost of power supply resulting from a 31.4% increase in hydro generation and some low unit cost short-term power purchases.

     Total other operation and maintenance expenses increased 17.2% during the first quarter of 1996. The increase was the result of higher administrative and general expenses brought about by higher insurance premiums and regulatory costs together with a higher level of expense charged by the operating department due to a reduced construction program during the first quarter of 1996 compared to 1995.

     Depreciation and ad valorem taxes increased in the first quarter due to an increase in plant-in-service.

     Other income (deductions) increased by $28,000 and total interest charges increased by $4,000 during the current period.

     Based on the above changes net income decreased by $841,000 (33.2%), compared to the first quarter of 1995. Earnings per average common share for the three months ended March 31, 1996 were $0.57 compared to $0.85 for the same period in 1995.

                    Other Financial Information
                    ---------------------------

    During the first quarter of 1996, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $2,000,000 of short-term borrowings at March 31, 1996 compared to $700,000 at December 31, 1995.

     The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $14,975,000 of consolidated retained earnings is available at March 31, 1996, for payment of common stock cash dividends by the Corporation. At December 31, 1995 unrestricted retained earnings were approximately $14,182,000.

     On April 24, 1996, the Federal Energy Regulatory Commission issued Final Rules (Orders 888 and 889) adopting, with some minor changes, the proposals for open access transmission and stranded cost recovery that it made in the Mega-NOPR. The new order requires each public utility that owns or controls interstate transmission facilities to file open access network and point-to-point transmission tariffs that offer services comparable to the utility's own uses of its transmission system. Management is currently evaluating the impact the Orders may have on the Company's future operations and financial results.

                    Part II - OTHER INFORMATION
                    ---------------------------

Item  1.  Legal Proceedings                                  N/A

Item  2.  Changes in Securities                              N/A

Item  3.  Defaults Upon Senior Securities                    N/A

Item  4.  Submission of Matters to a Vote of
          Security Holders                                   N/A

Item  5.  Other Information                                  N/A

     In December 1995, 16 employees (excluding employees working in facilities operated for others) took part in a voluntary severance program in which they will leave UPPCO's work force in the second quarter of 1996. Therefore, the savings brought about through these employee reductions have not yet been realized.

Item  6.  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  List of Exhibits required by Item 601 of
               Regulation S-K

Exhibit No.                Description of Exhibit
- - -----------                ----------------------

   (2)      Plan of acquisition, reorganization,
            arrangement, liquidation or succession           N/A

   (4) Instruments defining the rights of security holders, including indentures

              [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

       4.1(a)-1  ---  Indenture of Mortgage dated May 1, 1947
                        relating to UPPCO's First Mortgage Bonds.
                        (Exhibit 4(d)-1 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-2  ---  Supplemental Indenture dated as of May 1,
                        1947.
                        (Exhibit 4(d)-2 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-3  ---  Second Supplemental Indenture dated as of
                        December 1, 1948.
                        (Exhibit 4(d)-3 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-4  ---  Third Supplemental Indenture dated as of
                        November 1, 1950.
                        (Exhibit b(1)(d)4 to Registration No.
                        2-66759)*
       4.1(a)-5  ---  Fourth Supplemental Indenture dated as of
                        October 1, 1953.
                        (Exhibit b(1)(d)5 to Registration No.
                        2-66759)*
       4.1(a)-6  ---  Fifth Supplemental Indenture dated as of
                        April 1, 1957.
                        (Exhibit b(1)(d)6 to Registration No.
                        2-66759)*
       4.1(a)-7  ---  Sixth Supplemental Indenture dated as of
                        September 1, 1958.
                        (Exhibit b(1)(d)7 to Registration No.
                        2-66759)*
       4.1(a)-8  ---  Seventh Supplemental Indenture dated as of
                        May 1,1961.
                        (Exhibit b(1)(d)8 to Registration No.
                        2-66759)*

       4.1(a)-9  ---  Eighth Supplemental Indenture dated as of
                        May 1, 1963.
                        (Exhibit b(1)(d)9 to Registration No.
                        2-66759)*
       4.1(a)-10  --- Ninth Supplemental Indenture dated as of
                        January 1, 1971.
                        (Exhibit 4(d-10 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-11  --- Tenth Supplemental Indenture dated as of
                        November 1, 1973.
                        (Exhibit 4(d-11 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-12  --- Eleventh Supplemental Indenture dated as
                        of May 1, 1976.
                        (Exhibit 4(d-12 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-13  --- Twelfth Supplemental Indenture dated as of
                        August 1, 1981
                        (Exhibit 4(a)-13 to Form 10-K, dated
                        March 26, 1982)*
       4.1(a)-14  --- Thirteenth Supplemental Indenture dated
                        as of November 1, 1988
                        (Exhibit 4(d-14 to Form 8-K, dated
                        December 13, 1988)
       4.1(a)-15  --- Fourteenth Supplemental Indenture dated
                        as of November 1, 1991
                        (Exhibit 4.1(a)-15 to Form 10-Q, dated
                        November 11, 1991)
       4.1(a)-16  --- Fifteenth Supplemental Indenture dated as
                        of March 1, 1993
                        (Exhibit 4.1(a)-16 to Form 10-K, dated
                        March 25, 1993)
       4.1(b)     --- Installment Sales Contract between the
                        Village of L'Anse and UPPCO dated May 1,
                        1974.
                        (Exhibit A-II to Form 8-K, dated
                        July 10, 1974)*
       4.1(c)-1   --- Lease and Security Agreement dated May 9,
                        1977 between UPPCO, as lessee and
                        debtor, and PruLease, Inc., as lessor
                        and secured party.
                        (Exhibit 5 to Form 10-K dated March 28,
                        1978)*
       4.1(c)-2   --- Amendment No. 1 to Lease and Security
                        Agreement dated June 29, 1979 between
                        UPPCO, as lessee and debtor, and
                        PruLease, Inc. as lessor and secured
                        party.
                        (Exhibit b(1)(d)15 to Registration No.
                        2-66759)*
       4.1(c)-3   --- Amendment No. 2 to Lease and Security
                        Agreement dated May 1, 1982 between
                        UPPCO, as lessee and debtor, and
                        PruLease, Inc. as lessor and secured
                        party.
                        (Exhibit 4(c)-3 to Form 10-K dated
                        March 28, 1983)*
       4.1(c)-4   --- Loan Agreement dated as of June 30, 1988
                        between UPPCO and First of America
                        Bank-Copper Country (Exhibit 4.1(c)-4
                        to Form 10-K dated March 29, 1989)

       4.1(d)     --- Lease Agreement dated as of November 13,
                        1991 between UPPCO and UPBDC
                        (Exhibit 4.1(d) to Form 10-K dated
                        March 25, 1992)

              [INSTRUMENTS TO WHICH UPBDC IS A PARTY]

       4.2(a)     --- Trust Indenture, Mortgage and Security
                        Agreement dated November 1, 1991,
                        relating to UPBDCO's Senior Secured
                        Note
                        (Exhibit 4.2(a) to Form 10-K dated
                        March 25, 1992)
       4.2(c)     --- Loan Agreement dated as of June 20, 1989
                        between UPBDC and National Bank of
                        Detroit.
                        (Exhibit 4.2(c) to Form 10-K, dated
                        March 28, 1990)
       4.2(d)     --- Lease Agreement dated as of November 13,
                        1991 between UPBDC and UPPCO
                        (Exhibit 4.2(d) to Form 10-K dated
                        March 25, 1992

       * Parenthetical references following descriptions of Upper Peninsula Power Company instruments are to filings made by that company. 1934 ACT File
               No. is 0-1276

  (11)  Statement re computation of per share earnings       N/A

  (15)  Letter re unaudited interim financial information    N/A

  (18)  Letter re change in accounting principles            N/A

  (19)  Report furnished to security holders                 N/A

  (22)  Published report regarding matters submitted
        to vote of security holders                          N/A

  (23)  Consents of experts and counsel
        23(a) - Consent of Independent Certified Public
                Accountants                                  N/A

  (24)  Power of attorney                                    N/A

  (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange
        Commission for information only

  (99)  Additional Exhibits                                  N/A

Item  6(b).  Reports on Form 8-K
             -------------------

             No Form 8-K was filed during the quarter for which this report filed.

                       S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UPPER PENINSULA ENERGY CORPORATION
                                         (Registrant)



Date:  May 13, 1996


                                    /s/ B. C. Arola
                          ---------------------------------------
                                        B. C. Arola
                          Vice President, Treasurer and Secretary
                               (Principal Financial Officer)