Form 10-Q
period 1996-06-30
UPPER PENINSULA ENERGY CORP /NEW/
filed 1996-08-12
CIK 838868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                             FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended              June 30, 1996
                            _____________________________________
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number     0-17427
                        ___________

               UPPER PENINSULA ENERGY CORPORATION
     (Exact name of registrant as specified in its charter)

           Michigan                            38-2817909
___________________________________     _________________________
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)

600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan  49931-0130
_________________________________________________________________
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone no., including area code)  (906) 487-5000
                                                   ______________

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ____  _____

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

As of July 31, 1996, 2,969,215 shares of common stock, no par value
___________________________________________________________________

                UPPER PENINSULA ENERGY CORPORATION

                             FORM 10-Q

                           JUNE 30, 1996

                        TABLE OF CONTENTS

                                                              Page No.
                                                              ________

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Income - Three
           Months Ended June 30, 1996 and June 30, 1995             3

           Consolidated Statements of Income - Six
           Months Ended June 30, 1996 and June 30, 1995             4

           Consolidated Statements of Cash Flow -
           Six Months Ended June 30, 1996 and
           June 30, 1995                                            5

           Consolidated Balance Sheets - June 30,
           1996 and June 30, 1995

             Assets                                                 7
             Capitalization and Liabilities                         8


  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                               9

Part II.   OTHER INFORMATION                                       12

  Items 1. through 4.                                              N/A

  Item 5.  Other Information                                       12

  Item 6.  Exhibits and Reports on Form 8-K                        13

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended
                                                      June 30
                                                    (Unaudited)
                                                __________________
                                                  1996         1995
                                              (Thousands of Dollars)

Operating Revenues........................      $13,810      $14,523
                                                _______      _______
Operating Expenses:
  Operation - Power Supply Costs..........        4,121        4,704
            - Other.......................        3,679        3,422
  Maintenance.............................          749          781
  Depreciation and Amortization...........        1,505        1,431
  Federal Income Tax .....................          513          727
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................          851          823
    Other.................................          361          336
                                                _______      _______
          Total...........................       11,779       12,224
                                                _______      _______
Operating Income..........................        2,031        2,299
                                                _______      _______
Other Income (Deductions):
  Interest Income.........................           22           12
  Other...................................            1          (13)
  Federal Income Tax Expense..............           (2)          11
                                                _______      _______
          Total...........................           21           10
                                                _______      _______

Income Before Interest Charges............        2,052        2,309
                                                _______      _______
Interest Charges:
  Interest on Long-Term Debt..............          972          977
  Amortization of Debt Expense............           18           18
  Other Interest Expense..................           44           21
                                                _______      _______
          Total...........................        1,034        1,016
                                                _______      _______
Income Before Dividends on Preferred
  Stock of Subsidiary.....................        1,018        1,293
Dividends on Preferred Stock of
  Subsidiary..............................            6            7
                                                _______      _______
Net Income................................      $ 1,012      $ 1,286
                                                =======      =======
Average Number of Shares Outstanding......    2,969,215    2,969,215

Earnings Per Share of Common Stock........        $0.34        $0.44

Dividends Paid Per Share of Common Stock..        $0.3125      $0.30


                  PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF INCOME


                                                Six Months Ended
                                                    June 30
                                                  (Unaudited)
                                           ______________________
                                               1996       1995
                                           (Thousands of Dollars)

Operating Revenues........................    $29,382    $31,280
                                              _______    _______
Operating Expenses:
  Operation - Power Supply Costs..........      8,814     10,063
            - Other.......................      7,449      6,702
  Maintenance.............................      1,573      1,421
  Depreciation and Amortization...........      3,010      2,861
  Federal Income Tax......................      1,374      2,054
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................      1,708      1,648
    Other.................................        748        691
                                              _______    _______
          Total...........................     24,676     25,440
                                              _______    _______

Operating Income..........................      4,706      5,840
                                              _______    _______
Other Income (Deductions):
  Interest Income.........................         39         25
  Other...................................         26        (25)
  Federal Income Tax Expense..............         (9)        17
                                              _______    _______
          Total...........................         56         17
                                              _______    _______
Income Before Interest Charges............      4,762      5,857
                                              _______    _______
Interest Charges:
  Interest on Long-Term Debt..............      1,946      1,955
  Amortization of Debt Expense............         37         37
  Other Interest Expense..................         60         29
                                              _______    _______
          Total...........................      2,043      2,021
                                              _______    _______
Income Before Dividends on Preferred
  Stock of Subsidiary.....................      2,719      3,836
Dividends on Preferred Stock of
  Subsidiary..............................         12         14
                                              _______    _______
Net Income................................    $ 2,707    $ 3,822
                                              =======    =======
Average Number of Shares Outstanding......  2,969,215  2,969,215

Earnings Per Share of Common Stock........      $0.91      $1.29

Dividends Paid Per Share of Common Stock..      $0.625     $0.60


               CONSOLIDATED STATEMENTS OF CASH FLOW


                                              Six Months Ended
                                                  June 30
                                                (Unaudited)
                                            ____________________
                                               1996       1995
                                          (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net Income..............................   $ 2,707    $ 3,822
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization.........     3,010      2,861
    Dividends on Preferred Stock of
      Subsidiary..........................        12         14
    Allowance for Equity Funds Used
      During Construction.................       (38)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............       (87)       556
    Prepaid and Accrued Pension...........      (740)       748
    Other.................................       379        964
  Changes in Assets and Liabilities:
    Accounts Receivable...................     1,030        453
    Inventories...........................      (127)      (254)
    Prepayments...........................        (4)       273
    Accrued Ad Valorem Taxes..............       (84)       (80)
    Accounts Payable and Accrued Accounts.    (1,735)    (1,389)
                                             _______    _______
        Cash Flows From Operating
        Activities........................     4,323      7,968
                                             _______    _______
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Funds Used
      During Construction)................    (4,724)    (5,895)
    Allowance for Borrowed Funds Used
      During Construction.................       (50)
    Other - Net...........................       (75)      (401)
                                             _______    _______
        Cash Flows from Investing
          Activities......................    (4,849)    (6,296)
                                             _______    _______
Cash Flows From Financing Activities:
    Retirement of Long-Term Debt and
      Preferred Stock.....................      (207)      (223)
    Dividends.............................    (1,868)    (1,795)
    Increase in Notes Payable.............     2,500      1,000
                                             _______    _______
        Cash Flows from Financing
          Activities......................       425     (1,018)
                                             _______    _______

                                              Six Months Ended
                                                  June 30
                                                (Unaudited)
                                            ____________________
                                               1996       1995
                                          (Thousands of Dollars)

Net Increase (Decrease) in Cash and
  Cash Equivalents........................      (101)       654
Cash and Cash Equivalents at the
  Beginning of Period.....................     3,249      2,887
                                             _______    _______
Cash and Cash Equivalents at the End
  of Period...............................   $ 3,148    $ 3,541
                                             =======    =======
Supplemental Cash Flows Information:
    Interest Paid.........................   $ 2,049    $ 2,045
                                             =======    =======
    Income Taxes Paid.....................   $ 1,250    $ 1,250
                                             =======    =======

                    CONSOLIDATED BALANCE SHEETS

ASSETS

                                         June 30     December 31
                                           1996          1995
                                       (Unaudited)
                                       ___________   ___________
                                         (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............  $161,709      $162,506
  Less Accumulated Depreciation and
    Amortization.......................    74,009        71,736
                                         ________      ________

        Net Electric Plant in Service..    87,700        90,770
  Construction Work in Progress........    14,525        10,045
                                         ________      ________

        Net Utility Plant..............   102,225       100,815
                                         ________      ________

Other Property and Investments.........     5,947         5,726
                                         ________      ________

Current Assets:
  Cash and Cash Equivalents............     3,148         3,249
  Accounts Receivable (less allowance
    for doubtful accounts of $86)......     5,796         6,195
  Revenue Receivable - Power Supply
    Cost Recovery-Net..................                     631
  Inventories - at average cost:
    Materials and Supplies.............     2,290         2,176
    Fuel...............................       276           263
  Prepayments..........................       364           360
  Accrued Ad Valorem Taxes.............     3,524         3,440
  Deferred Federal Income Taxes........     1,198         1,219
                                         ________      ________

        Total..........................    16,596        17,533
                                         ________      ________

Deferred Debits and Other Assets:
  Unamortized Debt Expense (being
     amortized over the lives of
     debt issues)......................       529           550
  Intangible Pension Plan Asset........     1,821         1,821
  Other................................     2,002         1,939
                                         ________      ________
        Total..........................     4,352         4,310
                                         ________      ________

                                         $129,120      $128,384
                                         ========      ========

CAPITALIZATION AND LIABILITIES


                                         June 30     December 31
                                           1996          1995
                                       (Unaudited)
                                       ____________  ___________
                                         (Thousands of Dollars)
Capitalization:
  Common Stock and Paid-In-Capital.....  $ 21,540      $ 21,552
  Retained Earnings....................    21,036        20,185
                                         ________      ________
        Total Common Equity............    42,576        41,737

  Redeemable Preferred Stock...........       457           503
  Long-Term Debt, less current
    maturities.........................    43,336        43,508
                                         ________      ________
        Total Capitalization...........    86,369        85,748
                                         ________      ________

Current Liabilities:
  Long-Term Debt Due Within One Year...       236           225
  Notes Payable........................     3,200           700
  Accounts Payable.....................     4,098         5,318
  Accrued Accounts:
    Taxes - Ad Valorem.................     5,270         5,806
          - Other......................       317           147
    Wages and Benefits.................     2,735         3,324
    Interest...........................       909           871
    Revenue Payable - Power Supply
      Cost Recovery-Net................       212
    Other..............................       194             4
                                         ________      ________
        Total..........................    17,171        16,395
                                         ________      ________

Deferred Credits:
  Deferred Federal Income Taxes........     6,762         6,779
  Unamortized Investment Tax Credit....     2,834         2,925
  Customer Advances for Construction...     1,477         1,283
  Accrued Pensions.....................     3,329         4,069
  Regulatory Liabilities...............     5,355         5,355
  Post Retirement Health and Life......     3,077         2,883
  Other................................     2,746         2,947
                                         ________      ________
        Total..........................    25,580        26,241
                                         ________      ________
Commitments and Contingencies..........
                                         ________      ________

                                         $129,120      $128,384
                                         ========      ========


         ________________________________

     On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Adoption of these Statements did not have a significant impact on the Company's financial statements.

     On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Order No. 888, which requires the Company to file open access transmission tariff, and Order No. 889, requiring the Company to set procedures for implementation of standards of conduct utilizing an open access same time information system.

     On July 5, 1996, Upper Peninsula Power Company submitted an application to the FERC asking for waiver of, or in the alternative, extension of time to comply with Order No. 888 and Order No. 889.

     In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of results for the interim period. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations
         _________________________________________________

    Second Quarter of 1996 Compared to Second Quarter of 1995
    _________________________________________________________

     Operating revenues for the second quarter of 1996 were $13,810,000 compared to $14,523,000 for the same quarter of

1995, a decrease of $713,000 (4.9%). The decrease in revenues was mainly due to the 5.7% rate reduction granted Michigan Public Service Commission jurisdictional customers effective during the second quarter of 1995, the decommissioning of K.I. Sawyer Air Force Base, and the pass through of lower power supply costs.

     Power supply costs for the second quarter decreased 12.4% from the 1995 period. This decrease is the result of a 8.5% reduction in mWh sales together with a 5.5% reduction in the average unit cost of power supply resulting from an 8.1% increase in hydro generation and some low unit cost short-term power purchases.

     Total other operation and maintenance expenses increased 5.4% during the second quarter of 1996. The increase was the result of higher administrative and general expenses brought about by increases in employee-related costs, regulatory expenses and rents, together with a higher level of expense charged by the operating department due to a reduced construction program during the second quarter of 1996 compared to 1995.

     Depreciation and ad valorem taxes increased in the second quarter due to an increase in plant-in-service.

     Based on the above changes net income decreased by $274,000 (21.3%), compared to the second quarter of 1995. Earnings per average common share for the three months ended June 30, 1996 were $0.34 compared to $0.44 for the same period in 1995.

                 First Six Months of 1996 Compared
                    to First Six Months of 1995
                 _________________________________

     Net income decreased $1,115,000 in the first six months of

1996 compared to the same period last year. Earnings per average Common share for the six months ended June 30, 1996 and 1995 were $0.91 and $1.29 respectively.

     Operating revenues for the six months ended June 30, 1996 were $29,382,000 compared to $31,280,000 for the corresponding period of the prior year, a decrease of $1,898,000 (6.1%). The decrease was due primarily to the 5.7% rate reduction granted Michigan Public Service Commission jurisdictional customers effective during the second quarter of 1995, the decommissioning of K.I. Sawyer Air Force Base, and the pass through of lower power supply costs.

     Power supply costs for the six months ended June 30, 1996 were $1,249,000 (12.4%) lower than the previous period. A 5.9% reduction in mWh sales and a 7.1% decrease in the average unit cost of power supply brought about by an 18.4% increase in hydro generation and low unit cost short-term purchases contributed to the lower power supply cost in the current period.

     Total other operation and maintenance expenses rose 11.1% for the six months ended June 30, 1996 due mainly to higher employee-related costs and regulatory expenses as well as a higher level of expense charged by the operating department due to a reduced construction program during the current period.

     Depreciation and ad valorem taxes increased in the current period due to an increase in plant-in-service.

     No other component of the Corporation's first six months of 1996 operations changed significantly.

                    Other Financial Information
                    ___________________________

    During the second quarter of 1996, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $3,200,000 of short-term borrowings at June 30, 1996 compared to $700,000 at December 31, 1995.

     The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $15,096,000 of consolidated retained earnings is available at June 30, 1996, for payment of common stock cash dividends by the Corporation. At December 31, 1995 unrestricted retained earnings were approximately $14,182,000.

     On July 5, 1996 Upper Peninsula Power Company submitted an application to the Federal Energy Regulatory Commission asking for waiver of, or in the alternative, extension of time to comply with Order No. 888 which requires the Company to file open access transmission tariff and Order No. 889 requiring that the Company set procedures for implementation of standards of conduct utilizing an open access same time information system.

                    Part II - OTHER INFORMATION
                   ____________________________

Item  1.  Legal Proceedings                                  N/A

Item  2.  Changes in Securities                              N/A

Item  3.  Defaults Upon Senior Securities                    N/A

Item  4.  Submission of Matters to a Vote of
          Security Holders                                   N/A

Item  5.  Other Information

          In December 1995, 16 employees (excluding employees working in facilities operated for others) took part in a voluntary severance program. These individuals left UPPCO's work force in the second quarter of 1996. Therefore, the savings brought about through these employee reductions have not yet been fully realized.

Item  6.  Exhibits and Reports on Form 8-K
          ________________________________

          (a)  List of Exhibits required by Item 601 of
               Regulation S-K

Exhibit No.                Description of Exhibit
___________                ______________________

   (2)      Plan of acquisition, reorganization,
            arrangement, liquidation or succession           N/A
   (4) Instruments defining the rights of security holders,including indentures

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

  (18)  Letter re change in accounting principles            N/A

  (19)  Report furnished to security holders                 N/A

  (22)  Published report regarding matters submitted
        to vote of security holders                          N/A

  (23)  Consents of experts and counsel
        23(a) - Consent of Independent Certified Public
                Accountants                                  N/A

  (24)  Power of attorney                                    N/A

  (27)  Financial Data Schedule, which is submitted
        electronically to the Securities and Exchange
        Commission for information only                      N/A

  (99)  Additional Exhibits                                  N/A

Item  6(b).  Reports on Form 8-K

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



                               UPPER PENINSULA ENERGY CORPORATION
                                        (Registrant)



Date:  August 12, 1996


                                   /s/  B. C. Arola
                                        B. C. Arola
                          Vice President, Treasurer and Secretary
                               (Principal Financial Officer)