Form 10-Q
period 1996-09-30
UPPER PENINSULA ENERGY CORP /NEW/
filed 1996-11-08
CIK 838868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended           September 30, 1996
                                   ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number     0-17427
                          ---------

                       UPPER PENINSULA ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                38-2817909
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)


600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan            49931-0130
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


(Registrant's telephone no., including area code)   (906) 487-5000
                                                   ----------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [X]       No  [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.              Yes  [ ]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1996, 2,969,215 shares of common stock, no par value




                       UPPER PENINSULA ENERGY CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------

Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Income - Three Months Ended
           September 30, 1996 and September 30, 1995                           3

           Consolidated Statements of Income - Nine Months Ended
           September 30, 1996 and September 30, 1995                           4

           Consolidated Statements of Cash Flow - Nine Months Ended
           September 30, 1996 and September 30, 1995                           5

           Consolidated Balance Sheets - September 30, 1996 and
           December 31, 1995
             Assets                                                            7
             Capitalization and Liabilities                                    8


  Item 2.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations                                          10

Part II.   OTHER INFORMATION                                                  14

  Items 1. through 5.                                                        N/A

  Item 6.  Exhibits and Reports on Form 8-K                                   14



                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
                                                     September 30
                                                     (Unaudited)
                                               ------------------------
                                                  1996           1995
                                                (Thousands of Dollars)

Operating Revenues........................     $  14,079      $  14,906
                                               ------------------------
Operating Expenses:
  Operation - Power Supply Costs..........         4,438          5,076
            - Other.......................         3,563          3,633
  Maintenance.............................           659            952
  Depreciation and Amortization...........         1,505          1,430
  Federal Income Tax Expense..............           745            502
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................           854            825
    Other.................................           303            363
                                               ------------------------
          Total...........................        12,067         12,781
                                               ------------------------
Operating Income..........................         2,012          2,125
                                               ------------------------
Other Income (Deductions):
  Interest Income.........................            18             13
  Other...................................            37            (35)
  Federal Income Tax Expense..............           (13)            18
                                               ------------------------
          Total...........................            42             (4)
                                               ------------------------

Income Before Interest Charges............         2,054          2,121
                                               ------------------------
Interest Charges:
  Interest on Long-Term Debt..............           971            975
  Amortization of Debt Expense............            19             19
  Other Interest Expense..................            57             20
                                               ------------------------
          Total...........................         1,047          1,014
                                               ------------------------
Income Before Dividends on Preferred
  Stock of Subsidiary.....................         1,007          1,107
Dividends on Preferred Stock of
  Subsidiary..............................             5              5
                                               ------------------------
Net Income................................     $   1,002      $   1,102
                                               ========================

Average Number of Shares Outstanding......     2,969,215      2,969,215

Earnings Per Share of Common Stock........     $    0.34      $    0.37

Dividends Paid Per Share of Common Stock..     $  0.3125      $    0.31



                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (continued)


                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Nine Months Ended
                                                     September 30
                                                      (Unaudited)
                                               ------------------------
                                                  1996           1995
                                                (Thousands of Dollars)

Operating Revenues........................     $  43,461      $  46,186
                                               ------------------------
Operating Expenses:
  Operation - Power Supply Costs..........        13,252         15,139
            - Other.......................        11,012         10,335
  Maintenance.............................         2,232          2,373
  Depreciation and Amortization...........         4,515          4,291
  Federal Income Tax Expense..............         2,119          2,556
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................         2,562          2,473
    Other.................................         1,051          1,054
                                               ------------------------
          Total...........................        36,743         38,221
                                               ------------------------

Operating Income..........................         6,718          7,965
                                               ------------------------
Other Income (Deductions):
  Interest Income.........................            57             38
  Other...................................            63            (60)
  Federal Income Tax Expense..............           (22)            35
                                               ------------------------
          Total...........................            98             13
                                               ------------------------
Income Before Interest Charges............         6,816          7,978
                                               ------------------------
Interest Charges:
  Interest on Long-Term Debt..............         2,917          2,930
  Amortization of Debt Expense............            56             56
  Other Interest Expense..................           117             49
                                               ------------------------
          Total...........................         3,090          3,035
                                               ------------------------
Income Before Dividends on Preferred
  Stock of Subsidiary.....................         3,726          4,943
Dividends on Preferred Stock of
  Subsidiary..............................            17             19
                                               ------------------------
Net Income................................     $   3,709      $   4,924
                                               ========================

Average Number of Shares Outstanding......     2,969,215      2,969,215

Earnings Per Share of Common Stock........     $    1.25      $    1.66

Dividends Paid Per Share of Common Stock..     $    0.94      $    0.91



Item 1.  Financial Statements (continued)


                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                Nine Months Ended
                                                  September 30
                                                   (Unaudited)
                                              ----------------------
                                                1996          1995
                                              (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income..............................    $  3,709      $  4,924
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities:
    Depreciation and Amortization.........       4,515         4,291
    Dividends on Preferred Stock of
      Subsidiary..........................          17            19
    Allowance for Equity Funds Used
      During Construction.................         (69)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............         127           562
    Prepaid and Accrued Pension...........        (449)          494
    Other.................................         823         1,283
  Changes in Assets and Liabilities:
    Accounts Receivable...................       1,336          (244)
    Inventories...........................        (122)          (86)
    Prepayments...........................        (119)          180
    Accrued Ad Valorem Taxes..............        (126)         (120)
    Accounts Payable and Accrued Accounts.      (1,712)         (465)
                                              ----------------------
        Cash Flows From Operating
        Activities........................       7,930        10,838
                                              ----------------------
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Funds Used
      During Construction)................      (9,382)       (7,867)
    Allowance for Borrowed Funds Used
      During Construction.................         (91)
    Other - Net...........................         (96)         (736)
                                              ----------------------
        Cash Flows from Investing
          Activities......................      (9,569)       (8,603)
                                              ----------------------
Cash Flows From Financing Activities:
    Retirement of Long-Term Debt and
      Preferred Stock.....................        (208)         (223)
    Dividends.............................      (2,801)       (2,729)
    Increase in Notes Payable.............       3,500           500
                                              ----------------------
        Cash Flows from Financing
          Activities......................         491        (2,452)
                                              ----------------------



Item 1.  Financial Statements (continued)

         CONSOLIDATED STATEMENTS OF CASH FLOW (continued)


                                                Nine Months Ended
                                                   September 30
                                                    (Unaudited)
                                              ----------------------
                                                1996          1995
                                              (Thousands of Dollars)

Net Decrease in Cash and Cash
  Equivalents.............................      (1,148)         (217)
Cash and Cash Equivalents at the
  Beginning of Period.....................       3,249         2,887
                                              ----------------------
Cash and Cash Equivalents at the End
  of Period...............................    $  2,101      $  2,670
                                              ======================
Supplemental Cash Flows Information:
    Interest Paid.........................    $  2,725      $  2,672
                                              ======================

    Income Taxes Paid.....................    $  1,475      $  1,750
                                              ======================


Item 1.  Financial Statements (continued)


                           CONSOLIDATED BALANCE SHEETS



ASSETS

                                           September 30   December 31
                                               1996          1995
                                           (Unaudited)
                                           ------------   -----------
                                             (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............    $ 161,370      $ 162,506
  Less Accumulated Depreciation and
    Amortization.......................       75,105         71,736
                                           ------------------------

        Net Electric Plant in Service..       86,265         90,770
  Construction Work in Progress........       18,939         10,045
                                           ------------------------

        Net Utility Plant..............      105,204        100,815
                                           ------------------------

Other Property and Investments.........        6,127          5,726
                                           ------------------------

Current Assets:
  Cash and Cash Equivalents............        2,101          3,249
  Accounts Receivable (less allowance
    for doubtful accounts of $86)......        5,490          6,195
  Revenue Receivable - Power Supply
    Cost Recovery-Net..................                         631
  Inventories - at average cost:
    Materials and Supplies.............        2,280          2,176
    Fuel...............................          281            263
  Prepayments..........................          479            360
  Accrued Ad Valorem Taxes.............        3,566          3,440
  Deferred Federal Income Taxes........        1,293          1,219
                                           ------------------------

        Total..........................       15,490         17,533
                                           ------------------------

Deferred Debits and Other Assets:
  Unamortized Debt Expense (being
     amortized over the lives of
     debt issues)......................          518            550
  Intangible Pension Plan Asset........        1,821          1,821
  Other................................        2,023          1,939
                                           ------------------------
        Total..........................        4,362          4,310
                                           ------------------------

                                           $ 131,183      $ 128,384
                                           ========================



                     CONSOLIDATED BALANCE SHEETS (continued)


CAPITALIZATION AND LIABILITIES

                                           September 30   December 31
                                               1996          1995
                                           (Unaudited)
                                           ------------   -----------
                                             (Thousands of Dollars)

Capitalization:
  Common Stock and Paid-In-Capital......   $  21,540      $  21,552
  Retained Earnings.....................      21,110         20,185
                                           ------------------------
        Total Common Equity.............      42,650         41,737

Redeemable Preferred Stock..............         456            503
Long-Term Debt, less current
  maturities............................      43,336         43,508
                                           ------------------------
        Total Capitalization............      86,442         85,748
                                           ------------------------

Current Liabilities:
  Long-Term Debt Due Within One Year....        236             225
  Notes Payable.........................      4,200             700
  Accounts Payable......................      3,084           5,318
  Accrued Accounts:
    Taxes - Ad Valorem..................      5,023           5,806
          - Other.......................        707             147
    Wages and Benefits..................      3,245           3,324
    Interest............................      1,318             871
    Revenue Payable - Power Supply Cost
      Recovery - Net....................        377
    Other...............................          4               4
                                           ------------------------
        Total...........................     18,194          16,395
                                           ------------------------

Deferred Credits:
  Deferred Federal Income Taxes.........      7,117           6,779
  Unamortized Investment Tax Credit.....      2,788           2,925
  Customer Advances for Construction....      1,643           1,283
  Accrued Pensions......................      3,620           4,069
  Regulatory Liabilities................      5,355           5,355
  Post Retirement Health and Life.......      3,315           2,883
  Other.................................      2,709           2,947
                                           ------------------------
        Total...........................     26,547          26,241
                                           ------------------------
Commitments and Contingencies...........
                                           ------------------------

                                           $ 131,183      $ 128,384
                                           ========================



Item 1.  Financial Statements (continued)
         --------------------------------

     On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Adoption of these Statements did not have a significant impact on the Company's financial statements.

     On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Order No. 888, which requires the Company to file open access transmission tariff, and Order No. 889, requiring the Company to set procedures for implementation of standards of conduct utilizing an open access same time information system.

     On July 5, 1996, Upper Peninsula Power Company submitted an application to the FERC asking for waiver of, or in the alternative, extension of time to comply with Order No. 888 and Order No. 889. This waiver request was denied and UPPCO was prepared to file on October 11; however, FERC has extended the deadline for filing until it has disposed of all petitions for rehearing related to the initial deadline.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of results for the interim period. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
         -----------------------------------------------------------------------


             Third Quarter of 1996 Compared to Third Quarter of 1995
            ---------------------------------------------------------

     Operating revenues for the third quarter of 1996 were $14,079,000 compared to $14,906,000 for the same quarter of 1995, a decrease of $827,000 (5.5%). The decrease in revenues was mainly due to the decommissioning of K.I. Sawyer Air Force Base, and the pass through of lower power supply costs.

     Power supply costs for the third quarter decreased 12.6% from the 1995 period. This decrease is the result of a 17.2% reduction in the average unit cost of power supply resulting from a 98.9% increase in hydro generation and some low unit cost short-term power purchases.

     Total other operation and maintenance expenses decreased 7.9% during the third quarter of 1996. The decrease was the result of a decrease in customer accounting expense and a lower level of expense on the transmission and distribution system.

     Depreciation and ad valorem taxes increased in the third quarter due to an increase in plant-in-service. Other taxes decreased 16.5% in the third quarter due to lower payroll associated taxes reflecting the reduction in employees during the second quarter of 1996.

     Based on the above changes net income decreased by $100,000 (9.1%), compared to the third quarter of 1995. Earnings per average common share for the three months ended September 30, 1996 were $0.34 compared to $0.37 for the same period in 1995.


                       First Nine Months of 1996 Compared
                          to First Nine Months of 1995
                      ------------------------------------

     Net income decreased $1,215,000 in the first nine months of 1996 compared to the same period last year. Earnings per average common share for the nine months ended September 30, 1996 and 1995 were $1.25 and $1.66 respectively.

     Operating revenues for the nine months ended September 30, 1996 were $43,461,000 compared to $46,186,000 for the corresponding period of the prior year, a decrease of $2,725,000 (5.9%). The decrease was due primarily to the 5.7% rate reduction granted Michigan Public Service Commission jurisdictional customers effective during the second quarter of 1995, the decommissioning of K.I. Sawyer Air Force Base, and the pass through of lower power supply costs.

     Power supply costs for the nine months ended September 30, 1996 were $1,887,000 (12.5%) lower than the previous period. A 4.4% reduction in mWh sales and a 10.5% decrease in the average unit cost of power supply brought about by an 35.0% increase in hydro generation and low unit cost short-term purchases contributed to the lower power supply cost in the current period.

     Total other operation expenses rose 6.6% for the nine months ended September 30, 1996 due in large part to increased legal and consulting services associated with regulatory requirements and operational procedure changes.

     Depreciation and ad valorem taxes increased in the current period due to an increase in plant-in-service.

     No other component of the Corporation's first nine months of 1996 operations changed significantly.


                           Other Financial Information
                          -----------------------------

     During the third quarter of 1996, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $4,200,000 of short-term borrowings at September 30, 1996 compared to $700,000 at December 31, 1995.

     The  Corporation's  primary  subsidiary,   Upper  Peninsula  Power  Company
(UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $15,186,000 of consolidated retained earnings is available at September 30, 1996, for payment of common stock cash dividends by the Corporation. At December 31, 1995 unrestricted retained earnings were approximately $14,182,000.

     On July 5, 1996 Upper Peninsula Power Company submitted an application to the Federal Energy Regulatory Commission asking for waiver of, or in the alternative, extension of time to comply with Order No. 888 which requires the Company to file open access transmission tariff and Order No. 889 requiring that the Company set procedures for implementation of standards of conduct utilizing an open access same time information system. This waiver was denied and UPPCO was prepared to file on October 11; however, FERC has extended the deadline for filing until it has disposed of all petitions for rehearing related to the initial deadline.

     The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.


                           Part II - OTHER INFORMATION
                          -----------------------------


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


Exhibit No.                Description of Exhibit
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



                                        UPPER PENINSULA ENERGY CORPORATION
                                        ----------------------------------------
                                        (Registrant)



Date:  November 8, 1996


                                        /s/ B. C. AROLA
                                        ----------------------------------------
                                        B. C. Arola
                                        Vice President, Treasurer and Secretary
                                        (Principal Financial Officer)