Form 10-K
period 1996-12-31
UPPER PENINSULA ENERGY CORP /NEW/
filed 1997-03-27
CIK 838868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended            December 31, 1996
                          _______________________________________
                                     OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to ______________

Commission file number    0-17427
                       _____________

                     UPPER PENINSULA ENERGY CORPORATION
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

              Michigan                               38-2817909
______________________________________    _____________________________________
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

600 Lakeshore Drive, Houghton, Michigan              49931-0130
_______________________________________       ________________________
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (906) 487-5000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         ___________________          _________________________________________

               None
         ___________________          _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, No Par Value
_______________________________________________________________________________
                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock (Common Stock, No Par Value) held by non-affiliates is computed at $50,476,700 based on 2,969,215 shares held by non-affiliates and the last quoted price for such stock of $17.00 as reported in "The Wall Street Journal" for February 27, 1997. (A date within 60 days prior to the date of filing)

      Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 27, 1997: 2,969,215 shares of Common Stock, No Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 22, 1997 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.


                              TABLE OF CONTENTS
                                   PART I

                                                           PAGE
                                                           ____
ITEM 1.  BUSINESS                                           1

           General                                          1

           Service Area and Customers                       1

             General                                        1

             Sales and Customers                            2

           Rates and Regulations                            3

             Retail Rates                                   3

             Wholesale Rates                                4

             Wholesale Wheeling                             4

             Licensing of Hydroelectric Projects            5

           Generation and Purchased Power Resources         6

           Arrangements with Others                         8

             Arrangements with Wisconsin
              Electric Power Company                        8

             Arrangements with the City
              of Escanaba                                   8

             Other Arrangements                             8

           Construction and Financing                       9

           Environmental Matters                           10

           Employee Relations                              11

           Patents and Franchises                          11

ITEM 2.  PROPERTIES                                        12

           Transmission and Distribution                   12

           Company-Owned Generation                        12

           Other Properties                                13

           Property Additions and Retirements              13

           Maintenance                                     13

           Titles                                          14


ITEM 3.  LEGAL PROCEEDINGS                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                 14

           Executive Officers of the Registrant            14

           Executive Officers of Upper Peninsula
            Power Company                                  14

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                      16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA              17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                       19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA                                             24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS     43

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT *                                     43

ITEM 11. EXECUTIVE COMPENSATION *                          43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT *                          43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS *                                   44


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
          AND REPORTS ON FORM 8-K                          44

         SIGNATURES                                        54

<F*>  Incorporated by Reference
</F>


                                   PART I

Item 1.  BUSINESS
_________________

                                   GENERAL
                                   _______

      Upper Peninsula Energy Corporation (UPEN) is a holding company, incorporated in 1988 under the laws of the State of Michigan.

      UPEN's principal subsidiary, Upper Peninsula Power Company (UPPCO) is the primary source of earnings. UPPCO, incorporated in 1947 under the laws of the State of Michigan, is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the Upper Peninsula of Michigan.

      UPEN also has two other subsidiaries, Upper Peninsula Building Development Company (UPBDC), owns the corporate head-quarters building and leases it to UPPCO under a twenty-year renewable lease. The second subsidiary PENVEST, Incorporated was formed in 1995 to investigate opportunities in telecommunications, engineering services, and other non-regulated businesses.

                         SERVICE AREA AND CUSTOMERS
                         __________________________

General
_______

      UPPCO supplies electric energy to approximately 48,000 customers in two-thirds of Michigan's Upper Peninsula. UPPCO's service area covers 4,460 square miles and has a population of about 130,000. Its service area is divided into the Integrated System and the Iron River System. "Integrated System" refers to UPPCO's "contiguous" service territory and does not include the isolated Iron River service territory. UPPCO's Integrated System serves 94 communities and adjacent rural areas at retail and furnishes electric energy at wholesale to four municipal- ities, two rural electrification associations and two investor owned utilities, namely Wisconsin Electric Power Company (WEPCO) and Edison Sault Electric Company. An interchange power agreement with WEPCO enables UPPCO to purchase and sell power during emergency conditions at various locations on its Integrated System. A separate purchase power contract with WEPCO allows UPPCO to purchase wholesale power from WEPCO to cover all of UPPCO's retail service requirements for its Iron River System which includes five communities and adjacent rural areas in the Iron River District.

      Approximately 95% of UPPCO's sales are in its Integrated System with the balance being in the Iron River District.

      Iron ore processing, wood products, tourism, equipment manufacturing, and institutions for higher education constitute the basic industries in UPPCO's service area.

      Unemployment rates in the Upper Peninsula dropped to 7.6% in 1996 compared to 8.0% in 1995. These figures are high compared with the overall Michigan rate of 4.7% in December 1996 and 1995 as reported by the Michigan Employment Security Commission.

Sales and Customers
___________________

      See "Consolidated Selected Financial Data" on pages 17 and 18 filed herewith for data on operating revenues and sales (by customer classification) and customer data.

      During 1996 UPPCO derived 40% of its operating revenues from sales of electric energy to residential customers; 29% from small commercial and industrial customers; 14% from large commercial and industrial customers; 10% from sales to other electric utilities, municipalities and public authorities; and 7% from other sources.

      In 1996, UPPCO's three largest commercial and industrial customers, which accounted in the aggregate for 13% of energy sales and 8% of operating revenues, were:

                                                       Operating
                                        Sales (mWh)    Revenues
                                        __________     _________

Stone Container Corporation*..........    62,053      $2,592,737
Michigan Technological University.....    25,992       1,347,052
Lakehead Pipe Line Company............    17,970         934,887

---------------------
<F*>  Excludes sales under emergency rate schedule

      Stone Container Corporation operates a mill at Ontonagon, Michigan, producing corrugating medium. Sales to this customer in 1997 are anticipated to be 68,500 mWh.

      Michigan Technological University in Houghton, is a nationally recognized university offering technical degrees and academic programs through the doctorate level. Michigan Tech has an enrollment of approximately 7,000. Sales to this customer in 1997 are anticipated to be 25,300 mWh.

      Lakehead Pipe Line Company owns and operates a liquid petroleum transportation pipeline system that extends from Neche, North Dakota to Marysville, Michigan. UPPCO serves Lakehead's pumping station located at Rapid River, Michigan. Sales to this customer in 1997 are anticipated to be 21,400 mWh.

      In 1996, UPPCO's five largest wholesale customers, which accounted in the aggregate for 14% of energy sales and 7% of operating revenues, were:


                                                       Operating
                                        Sales (MWh)    Revenues
                                        __________     _________

City of Gladstone.....................    30,471      $1,143,116

City of Negaunee......................    22,741         837,470

Ontonagon County Rural Electrifi-
 cation Assn..........................    20,825         800,981

Alger-Delta Cooperative Electric
 Assn.................................    19,952         763,835

Village of Baraga.....................    17,502         691,079


      Sales to the above wholesale customers are projected to total 113,800 MWh in 1997.

      Electric sales are influenced by, among other factors, weather conditions. Peak loads are usually experienced in December or January.

                            RATES AND REGULATIONS
                            _____________________

      UPPCO is subject to the jurisdiction of the Michigan Public Service Commission (MPSC) which has general power of supervision and regulation with reference to territory served, accounting, services, facilities, valuations, issuance of securities and all electric rates with the exception of wholesale for resale rates.

      UPPCO is a licensee under Part I and a public utility under Part II of the Federal Power Act and, accordingly, various phases of its business, including wholesale for resale rates, are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Retail Rates
____________

      UPPCO derived approximately 83% of its operating revenues from retail electric sales in 1996.

      Billings to customers under MPSC jurisdiction include base rate charges and a power supply cost recovery (PSCR) factor. Approximately 37% of UPPCO's operating expense is power supply costs. UPPCO is required under PA 304 to receive MPSC approval each year to recover projected power supply costs by establishment of PSCR factors. These factors are subject to annual reconciliation to actual costs and permit 100% recovery of allowed power supply costs. Any over or under recovery is deferred on UPPCO's balance sheet, and such deferrals are relieved as refunds or additional billings are made.

      In Michigan, the implementation of customer choice has been studied for several years. Governor John Engler requested the MPSC to refine and act upon a "blueprint for competition" issued in January 1996. In December 1996, commission staff issued a report that recommends a restructuring approach that would allow customers to choose their electric power supplier over a phase-in period through 2003.

      The MPSC staff report provides utilities the opportunity to recover stranded costs through a transition charge for customers who choose alternative energy suppliers. Concepts such as a performance-based cost-recovery system, rate-reduction bonds, and service-reliability standards are also addressed in the report.

      The MPSC has not yet acted on the staff proposal, which is also subject to public comment. While we believe that the issues will be debated by interest groups with opposing needs, it appears that customer choice will be available to some degree in Michigan in the near future.

                               Wholesale Rates
                               _______________

      UPPCO derived 10% of its operating revenues from wholesale for resale rates in 1996.

      UPPCO's wholesale rates include a base rate charge and are subject to a fuel clause (such clause includes certain purchased power costs), with a 30-day billing lag without reconciliation provisions. Most of UPPCO's wholesale customers are now taking service under special contracts.

Wholesale Wheeling
__________________

      "Wholesale Wheeling" refers to a transmission service provided by a transmission-owning electric utility (in this case WEPCO) to transmit energy purchased by UPPCO from a third party to the UPPCO Integrated System for resale at UPPCO filed rates.

      Because of the availability of wholesale wheeling, we were able to take advantage of a lower-cost power supply for part of our off-peak energy requirements in 1996. These lower costs are expected to continue in 1997, and are passed directly to all customers through the power supply cost factors.

      In its order 888, FERC required each utility with transmission lines that could potentially be used for buying or selling wholesale energy to file an Open-Access Tariff for transmission services. This tariff "unbundles" or isolates transmission services from the complete delivery packages that make up most utility rates. Order 888 also defines the terms, conditions, and rates for transmission services to be provided by transmission-system owners. We filed our tariff on January 31, 1997.

      Another FERC order would have required us to separate our power marketing function from our transmission operations and planning function and to post our transmission capacity availability and tariff rates on an electronic bulletin board via the Internet. We requested and were granted a waiver from these requirements because of our small size and the additional expense involved with compliance.

Licensing of Hydroelectric Projects
___________________________________

      Licenses have been issued to UPPCO pursuant to Part I of the Federal Power Act for the Bond Falls Project and the Prickett Hydro Project. Under the Federal Power Act and said licenses, the United States has the right to take over these projects at or after the expirations of the licenses in 1990 and 1993, respectively, on paying UPPCO's "net investment" as defined in the Act and by FERC. Current licenses are usually automatically extended on an annual basis until FERC issues a new license.

      The power generated by UPPCO's hydro projects is delivered to the Integrated System for use by its' customers.

      a) FERC 2402, Prickett - The installed nameplate rating at the Prickett Project is 2,200 kilowatts. The license offered by the FERC for this project requires run-of-river operation with a dependable capacity of 704 kW.

      An order issuing a license for Prickett (FERC 2402) was issued on August 29, 1995. UPPCO entered a "Request for Rehearing of Order Issuing a New License" dated September 28, 1995. The Michigan Department of Natural Resources (MDNR) issued a "Request for Rehearing of License Order" dated September 26, 1995. The Michigan Hydro Relicensing Coalition filed a "Request for Rehearing" dated September 27, 1995. Motions for a rehearing have been granted. Further FERC action is pending.

      b) FERC 1864, Bond Falls - The installed nameplate rating of the Victoria Project is 12,000 kilowatts. The license application before the FERC proposes a peaking operation, thus the nameplate capacity if the new license allows peaking, is 12,000 kilowatts.

      A final application for license for the Bond Falls Project (FERC 1864) was submitted December 24, 1987. An Additional Information Request (AIR) was issued by the FERC on January 2, 1990 requesting additional studies and information within 18 months (by June 2, 1991) of the date of the request. Because of a FERC mandated dam replacement at Victoria, the deadline for gathering and submittal of certain information was extended to December 1995. The requested information was submitted to FERC in December 1995. FERC has indicated that it is proceeding with an Environmental Impact Statement (EIS) for the Project in conjunction with the license application. Completion date for the EIS is unknown. Final action by the FERC on the Application for a License will follow completion of the EIS. Meanwhile, the Project continues to operate under an annual license issued by the FERC in accordance with terms and conditions of the existing license issued for the Project in 1953 which expired on January 1, 1989.

      In February 1988 UPPCO purchased from Cliffs Electric Service Company (CESCO), the McClure, Hoist, Cataract and AuTrain hydroelectric facilities with a total capacity of approximately 15.5 MW.

      A license application for the Cataract Project was submitted to FERC in August 1993 and a license offered in February 1997 is being evaluated. A license application for the AuTrain Project was submitted in April 1993. FERC's response is pending. A license application for the Dead River Project (Silver Lake, Hoist and McClure Developments) was submitted to FERC in April 1994. FERC's response is pending.

      Licensing expenditures through December 1996 were $6,473,000 with additional expenditures of approximately $185,000 estimated to be spent over the next two years to complete the licenses.

      The estimated cost of licensing by projects are as follows: Bond Falls, $1,278,000; Prickett, $1,172,000; Dead River, $2,655,000; AuTrain,
$938,000; and Cataract, $615,000. Typical allocation splits by function are 29% for engineering, 29% for environmental studies, 25% for preparation of the license application, and 17% for post-application requirements.

      Although not in the existing rate structure, licensing cost(s) will be booked (upon acceptance of a license) as a capital asset, thus becoming eligible for inclusion in the rate base.


                  GENERATION AND PURCHASED POWER RESOURCES
                  ________________________________________

      Available generation and purchased power resources for UPPCO's Integrated System are described below, together with 1996 and projected 1997 net station generation:

                               Net                 Net
Station         Fuel      Capability (KW)     Generation (mWh)
_______         ____      _______________     ________________

Company-Owned                                 1996       1997
_____________                                 ____       _____

Warden          Coal/Gas      17,700           (327)      (276)
Victoria        Hydro         12,340         78,348     69,000
McClure         Hydro          8,680         55,083     40,800
Hoist           Hydro          4,280         18,406     12,600
Prickett        Hydro          2,220          9,919      8,900
Cataract        Hydro          1,460          4,370      3,500
AuTrain         Hydro          1,060          6,264      5,100
Portage         Oil           27,500             17      1,500
Gladstone       Oil           27,500            -0-        -0-

Purchased Power (Firm)
______________________

WEPCO           Coal          65,000        466,075    450,000

Purchased Power (Non-Firm)
__________________________

WEPCO, NSP, & Wisc. Pwr. & Lt.              230,035    246,336
Others                                      (17,362)       -0-
                                            _______    _______
Total                                       850,828    837,460
                                            _______    _______


      During 1993 the Warden Station was upgraded to have natural gas burning capability and is now capable of burning gas and/or coal in any combination. Effective January 1, 1994, the station was taken out of service and placed in service lay-up status.

      Generating equipment is in standby or inactive reserve ("service lay-up status") which is further defined as not normally used equipment that has been deactivated but would be available for service with short term reactivation procedures.

      In the particular case of the John H. Warden Station, the boiler has been filled with water containing corrosion-inhibited chemicals which are periodically circulated throughout the entire system. The turbine generator is protected by circulating warm, dry air through the equipment to prevent corrosion resulting from moisture and oxidation. The ambient temperature of the plant is maintained above freezing during winter months.

      In the Iron River District, all requirements are purchased from WEPCO and totalled 48,849 MWh in 1996 and are projected to be 45,145 MWh in 1997.

      In 1996 virtually all energy generated by UPPCO owned facilities was produced by hydroelectric facilities. UPPCO purchased 61% of its total energy requirements from WEPCO. UPPCO supplies energy to an isolated WEPCO load (isolated from the remainder of WEPCO's service territory) in western Marquette County. WEPCO purchases the energy at wholesale for resale under their Michigan retail rate structure. This energy comes from any of UPPCO's resources, including generation and purchased power, and is included in UPPCO's load planning.

      UPPCO has contracted with WEPCO for 65 MW of capacity through December 31, 1997.

      We reported previously that we had entered into an agreement with Northern States Power Company (NSP) to be our major supplier beginning in 1998. Due to flexibility and pricing concerns, we came to a mutual agreement with NSP in 1996 to terminate that agreement. Early in 1997 we expect to solicit power supply proposals for our future energy needs.

      UPPCO, for reasons of necessity or economy, may exchange energy with WEPCO, Wisconsin Public Service Corporation, NSP, Wisconsin Power & Light, the City of Marquette, the City of Escanaba and Edison Sault Electric Company when and if availability and need exists.

      UPPCO's 1997 system net dependable capability, including its capacity entitlement from WEPCO is 167,740 kW. UPPCO is a winter-peaking utility. The maximum demand created on the Integrated System by UPPCO's customers was 137,000 kW experienced on December 26, 1996.

                          ARRANGEMENTS WITH OTHERS
                          ________________________

Arrangements with WEPCO
_______________________

      Effective January 1, 1988 UPPCO and WEPCO entered into the following 5-year agreements: (a) Power Plant Operating Agreement whereby UPPCO will staff and operate WEPCO's Presque Isle Power Plant, (PI), (b) Dispatch Agreement whereby UPPCO performs electric power dispatch functions for PI and related transmission facilities, (c) Transmission Maintenance Agreement whereby UPPCO maintains certain of WEPCO's transmission lines and substations, and (d) Joint Use Transmission Agreement whereby UPPCO and WEPCO agree to the joint use of portions of transmission facilities owned by the other party. During 1990 all of the aforementioned agreements were extended. In December 1996, WEPCO gave notification that it intends to terminate the contract on December 31, 1997. The terms of the agreement call for all UPPCO employees at the plant to be offered employment by WEPCO. UPPCO and WEPCO representatives have begun efforts to ensure an orderly transition. UPPCO management believes that this action will not have a material adverse effect on its financial position or results of operations.

Arrangements with the City of Escanaba
______________________________________

      UPPCO operates and manages the City of Escanaba's steam electric generating station. The City and UPPCO have the following agreements: (a) Plant Operating Agreement whereby UPPCO operates and manages the station and pays all costs of operation, and the City reimburses UPPCO for all expenses incurred in operating and maintaining the plant plus a management fee; (b) Interconnection Agreement whereby UPPCO and the City may transact energy exchanges according to published Service Schedules; and (c) Dispatch Services Agreement whereby UPPCO performs electric power and/or energy dispatching functions for the City's system. The Plant Operating and Interconnection Agreements can be terminated upon not less than 36 month's written notice to the other party. The Dispatch Agreement can be terminated upon 12 month's written notice to the other party.

Other Arrangements
__________________

      The Iron River area, which accounts for approximately 5% of UPPCO's kWh sales and is not integrated, is served by an interconnection with WEPCO.

      UPPCO's 138-kV interconnections with WEPCO provide UPPCO with electrical interconnections to Wisconsin's electric utilities. These interconnections permit UPPCO to participate in coordinated planning, design and operating activities with Wisconsin's electric utilities as a member of the Wisconsin - Upper Michigan Systems organization. UPPCO also has a 69-kV interconnection with the City of Marquette, the City of Escanaba, and with Edison Sault Electric Company.

      In 1990, an agreement was executed between UPPCO and WEPCO for the joint use and sharing of transmission facilities in connection with WEPCO's construction of an 80-mile, 345-kV transmission line from its Presque Isle Station in Marquette to Quinnesec, Michigan. The line was put into service in June 1992, after which UPPCO began maintaining a portion of the transmission line and terminal equipment under contract with WEPCO. The agreement allows the companies to share existing rights-of-way and utilize common structures in areas where transmission line routes coincide.

      In October 1996 we transferred our after-hours trouble-call dispatching and selected system operation functions to Wisconsin Public Service (WPS) Corporation of Green Bay, Wisconsin. We expect WPS's high-tech energy management system to help us to reduce costs while maintaining high service and operating standards. As time goes on, the arrangement could save us more than originally anticipated by allowing us to avoid the additional costs of complying with FERC rules for unbundling generation and transmission activities.

                         CONSTRUCTION AND FINANCING
                         __________________________

      UPEN's construction expenditures for 1996 totaled $13,181,000 including an Allowance for Funds Used During Construction (AFUDC). Of this amount, $196,000 was expended on the licensing and relicensing of certain hydro-electric generating stations and $4,290,000 was spent on the construction of a new 138-kV transmission line to the Escanaba area and additions and improvements to several substations. Construction costs including AFUDC for 1997 and 1998 through 2001 are estimated as follows:

                                            1997       1998-2001
                                            ____       _________
Utility Construction:
  Production Plant Improvements........   $  340,000   $   900,000
  Transmission Plant Improvements and
   Extensions..........................      361,000     1,400,000
  Distribution Plant Improvements and
   Extensions..........................    2,625,000    11,600,000
  Miscellaneous Improvements...........      574,000     3,400,000
Non Utility Construction...............          -0-           -0-
AFUDC..................................          -0-       200,000
                                          __________   ___________
                                          $3,900,000   $17,500,000

      Net plant and property at December 31, 1996 amounted to $103,942,000 including AFUDC. The construction program for 1997 through 2001 contemplates aggregate gross additions to plant and property of $21,400,000. These estimates include capital expenditures of $185,000 that are required for certain hydro- electric generating stations to become licensed or relicensed to UPPCO and $300,000 to complete construction of a 138-kV transmission line to the Escanaba area. (See "Licensing of Hydroelectric Projects").

      See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein.

                            ENVIRONMENTAL MATTERS
                            _____________________

      The Company's operations are subject to Federal, State and local regulations in regard to air and water quality, land use and other environmental matters.

      The Company is in receipt of information which indicates that groundwater pollution is emanating from the ash disposal site at the Presque Isle Station in Marquette, Michigan, sold to WEPCO in December of 1987. Pursuant to certain agreements between WEPCO, UPPCO and The Cleveland Cliffs Iron Company, UPPCO may be required to reimburse WEPCO for a portion of the remediation costs. The first $2 million expended by WEPCO is not reimbursable and it is estimated that UPPCO's share of the remaining remediation costs will not be more than $200,000.

      The closure of the ash disposal site at UPPCO's John H. Warden Station near L'Anse, Michigan was completed in 1994. A Closure Certification
Report was submitted to the Michigan Department of Natural Resources (MDNR) and was approved in January, 1995.

      The Closure Certification includes an agreement with the MDNR for the Company to monitor groundwater surrounding the ash disposal site for a 30-year period. In December, 1994, an estimated liability and regulatory asset of $841,000 was recorded for such future costs. The estimated liability and regulatory asset are being reduced as actual expenses are incurred. At December 31, 1996 the balance of the estimated liability and regulatory asset was $689,000.

      The Michigan Department of Environmental Quality (MDEQ - Formally included in the MDNR) also advised UPPCO in early 1995 that recent water samples from the site indicated elevated levels of boron and lithium. The MDEQ determined that UPPCO's Feasibility Study submitted in 1993 did not address the recent issues and was rejected. A Supplemental Remedial Investigation was performed in 1995 and the results were submitted to the MDEQ in February 1996. UPPCO also requested and was granted an amendment to the Consent Order to allow for modification of the Feasibility Study and redefining a new timetable for submission of the Remedial Action Plan submitted to the MDEQ by July 31, 1997.

      Closure reports for two of three remaining contaminated underground storage tank sites were submitted to the MDEQ in 1996. Audit responses from the MDEQ are still forthcoming. Additional site investigations may be required but are not expected to be extensive.

      Title V of the 1990 Clean Air Act requires each State to develop a Renewable Operating Permit program based on State and Federal requirements. This Renewable Operating Permit will take the place of Michigan's Permit to Operate. A sources "Potential to Emit" air contaminants determines the applicable regulatory requirements. Sources that are not operated continuously can self impose enforceable limitations to restrict their emissions below major source threshold limits and not be subject to the Renewable Operating Permit program.

      Because of the evolving changes in the electric utility industry, UPPCO has elected not to impose limitations on its generating capabilities at this time. Renewable Operating Permit applications were submitted for authorization of unrestricted operation for the Gladstone, Portage and John
H. Warden Generating Stations. The applications were deemed "administratively complete" by the MDEQ in October, 1996.

      No major expenditures are currently budgeted for the limitation or monitoring of hazardous substances or pollution control. The recurring operational and maintenance costs associated with these items are not expected to change significantly on an annual basis.

      UPPCO cannot presently forecast the full costs and other effects that current and future regulations may have on the Company.

                             EMPLOYEE RELATIONS
                             __________________

      On December 31, 1996 UPPCO had 426 full-time employees, of whom 307 were represented by Local 510, International Brotherhood of Electrical Workers, AFL-CIO, under two separate agreements. UPPCO is in the second year of a three-year agreement with both the Physical and Clerical Unit employees, which is effective through April 30, 1998. Wage rate increases averaging 3.5% were granted to both Physical and Clerical Unit employees on April 1, 1996. Out of the 426 employees, 213 are assigned to PI, operated for WEPCO, and 26 are assigned to the Escanaba Generating Station, operated for the City of Escanaba.

      UPPCO has not experienced a work stoppage since 1975. UPPCO has had an aggressive employee involvement program for the last 14 years and will continue their continuous improvement process in the future.

                           PATENTS AND FRANCHISES
                           ______________________

      In 1988 UPEN was incorporated as a holding company of which UPPCO is its principal subsidiary. Therefore, UPPCO retains all franchise agreements.

      UPPCO has no patents.

      UPPCO is the transferee of municipal franchises, or has obtained franchises itself, to conduct business in substantially all of the municipalities presently served by UPPCO in which operations were commenced subsequent to January 1, 1909. UPPCO has franchises in 54 townships and municipalities throughout its system, by virtue of 30-year grants. These franchises will expire at various times through 2022. All expired franchises have been renewed.

      UPPCO operates in 20 other townships and municipalities by authority of Public Act 264 of 1905. Court decisions have held that electric companies who were operating under the 1905 statute before the Michigan Constitution of 1908 are not required to obtain franchises as stated in the constitutional provision. This right also applies to successor companies. UPPCO operates in the Village of Ontonagon by virtue of a 30-year revocable franchise granted in 1975 by the Village Council and in the Village of L'Anse by virtue of a 30-year nonrevocable franchise acquired in 1988.

Item 2.  PROPERTIES
___________________

Transmission and Distribution
_____________________________

      UPPCO's transmission and distribution system is comprised of approximately 3,499 circuit miles. Transmission and sub-transmission networks are operated at 138, 69, 33 and 12 kV, consisting of approximately 355, 371, 48 and 13 circuit miles, respectively. The remaining 2,712 miles are operated at distribution voltages ranging between 120 and 15,000 volts.

      As of December 31, 1996, there were 417 mVa of distribution transformers, 439 mVa of transmission bulk power step-down transformers, and 153 mVa of generation step-up transformers in service on the system.

Company-Owned Generation
________________________

      Certain information as to UPPCO owned generation is set forth below:

                   Year                       Net
Station          Installed       Fuel      Capability (KW)
_______          _________       ____      _______________

Warden             1959          Coal/Gas      17,700
Victoria           1930          Hydro         12,340
McClure            1919          Hydro          8,680
Hoist        1916, 1925, 1941    Hydro          4,280
Prickett           1931          Hydro          2,220
Cataract           1929          Hydro          1,460
AuTrain            1910          Hydro          1,060
Portage            1975          Oil           27,500
Gladstone          1987*         Oil           27,500

--------------------
<F*>  Installed at Portage in 1973


      See "Generation and Purchased Power Resources", part of Item I. Business, for information as to utilization of UPPCO-owned generation and other available generation. The Warden Station is a one-unit plant with an extraction steam turbine, which extraction unit is no longer in service.

      Prickett, Cataract, and AuTrain hydroelectric generating stations are generally run-of-the river plants with limited capacity to store water while the Victoria, Hoist and McClure hydroelectric generating stations are operated as peaking facilities.

      The Portage and Gladstone Stations are both one-unit oil- fired gas turbines.

Other Properties
________________

      UPPCO owns numerous miscellaneous properties in various parts of its territory which are used for office, service and other purposes. The most important of these are Service Centers at Ishpeming, Houghton, Ontonagon, Iron River, Escanaba, and Munising, Michigan. UPPCO also leases small parcels of land for substations and miscellaneous temporary uses.

Property Additions and Retirements
__________________________________

      The gross additions to UPPCO's Utility Plant during the period January 1, 1992 to December 31, 1996 amounted to $43,117,815, approximately 24% of its Gross Utility Plant at December 31, 1996. During the same period, a total of $7,048,984 was retired.

Maintenance
___________

      It is management's opinion that UPPCO's generating facilities are adequately maintained and equipped (subject to changing environmental requirements). UPPCO's maintenance practices at all generating facilities are designed to ensure safe and reliable operation.

      UPPCO continues its systematic approach to maintaining and upgrading existing transmission and distribution plant to ensure reliable service to customers throughout the service territory. The Company does this through a program of inspections, rebuilds, replacements, and additions designed to improve the performance of facilities and enhance the quality of service to customers. The Company also conducts an aggressive program for maintenance of transmission and distribution line rights-of-way to improve continuity and quality of service to customers.

Titles
______

      In the opinion of counsel, UPPCO has satisfactory title to its properties for use in its utility business. Electric transmission and distribution lines are constructed principally on rights-of-way which are maintained under franchise or held by easement only. All properties of UPPCO are subject to the lien of UPPCO's Indenture of Mortgage, dated May 1, 1947 as supplemented, other than "excepted property" as defined therein.
In the opinion of counsel, UPBDC has satisfactory title to its properties which consist of an office building used by UPPCO for its general office and corporate headquarters.

Item 3.  LEGAL PROCEEDINGS
__________________________

      UPEN is subject to various unresolved legal matters that arose in the normal course of business. Although it is not possible to predict the outcome of these legal actions, company management believes that these actions will not have a material adverse effect on its financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

      There were no security holder votes occurring in the fourth quarter of 1996.

Executive Officers of the Registrant
____________________________________

                     Age as of    Present Position            First Elected
Name of Officer      12/31/96       With Company               an Officer
_______________      _________    ________________            _____________

Clarence R. Fisher       56       Chairman of the Board,         7/09/91
                                  Chief Executive Officer,
                                  President and Director

Burton C. Arola          43       Vice President, Treasurer      8/11/88
                                  and Secretary

      Clarence R. Fisher was first elected a UPEN director on April 8, 1992.

      Burton C. Arola was elected a UPEN officer at the July 9, 1996 Board of Directors meeting. All officers serve until the first Board meeting following the April 22, 1997 Annual Shareholders' Meeting or until their respective successors are elected and qualified.

Executive Officers of Upper Peninsula Power Company
___________________________________________________

                     Age as of    Present Position            First Elected
Name of Officer      12/31/96       With Company               an Officer
_______________      _________    ________________            _____________

Clarence R. Fisher       56       Chairman of the Board,         7/10/84
                                  Chief Executive Officer,
                                  President and Director

Burton C. Arola          43       Vice President-Finance,        4/12/83
                                  Treasurer and Secretary

Neil D. Nelson           58       Vice President-Operations      1/05/94

      Clarence R. Fisher was first elected an UPPCO director on April 8, 1992.

      Burton C. Arola and Neil D. Nelson were elected at the July 9, 1996 Board of Directors' meeting. All officers serve until the first Board meeting following the April 22, 1997 Annual Shareholders' Meeting or until their respective successors are elected and qualified.

      There are no family relationships between officers and directors.


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

      The corporation's stock is traded on The Nasdaq Stock Market under the symbol "UPEN." At December 31, 1996, UPEN had 3,924 registered common shareholders. To our knowledge, no individual shareholder holds more than 5% of the 2,969,215 total outstanding shares.

      Dividends have been paid quarterly without interruption or reduction since May of 1949. Payments are made the first day of February, May, August, and November, and the current annual dividend is $1.28 per share.
We intend to continue paying dividends, although future payments will be dependent upon earnings, liquidity, and indenture restrictions (See Notes to Financial Statements-Note 5). All dividends paid in 1996 were fully taxable for federal income tax purposes.

      Shareholders of at least one (1) share of UPEN common stock may join this dividend reinvestment plan to purchase additional shares at market price without brokerage commissions. Part A of this plan allows for quarterly reinvestment of cash dividends, while part B allows for optional cash payments of $50 minimum or $5,000 maximum each quarter.

      The Company does not sell its stock directly to the public, nor does it buy shares directly from its shareholders.

                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
Sale Prices ($)
  1996 - High...............   20-3/4    19-3/4    20        19-1/4
  1996 - Low................   17-1/2    17        17-1/2    16
  1995 - High...............   17        17-3/4    18-1/4    19-1/2
  1995 - Low................   16        16        17-1/4    18
Dividends (CENT)-per Share
  1996......................   31-1/4    31-1/4    31-1/4    32
  1995......................   30        30        31-1/4    31-1/4


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
_____________________________________________
(In thousands, except per share data)

                                        Years Ended December 31
                                    1996           1995           1994

Operating Revenues:
  Electric
    - Residential...........     $   23,554     $   23,267     $   23,991
    - Comm. & Ind.-Small....         16,833         16,581         17,151
    - Comm. & Ind.-Large....          8,405          9,794         11,256
    - Other.................          6,590          6,832          6,839
    - Provision for Rate
       Refunds..............         (1,124)           792             71
  Miscellaneous
    - Steam.................
    - Other.................          4,044          3,839          3,222
                                 __________     __________     __________
        Total...............         58,302         61,105         62,530
                                 __________     __________     __________
Operating Expenses:
  Operation.................         33,108         34,595         36,232
  Maintenance...............          2,976          3,897          4,005
  Depreciation and
   Amortization.............          5,584          5,718          5,514
  Taxes Other Than Income
   Taxes....................          4,803          4,634          4,514
  Income Taxes..............          2,778          2,745          2,688
                                 __________     __________     __________
        Total...............         49,249         51,589         52,953
                                 __________     __________     __________
Operating Income............          9,053          9,516          9,577
Other Income................            217           (159)           (70)
                                 __________     __________     __________
Income Before Interest
 Charges....................          9,270          9,357          9,507
Interest Charges............          4,117          4,041          4,047
Pref. Dividends of Sub......             23             25             29
                                 __________     __________     __________
Net Income..................     $    5,130     $    5,291     $    5,431
                                 ==========     ==========     ==========

Average Common Shares.......      2,969,215      2,969,215      2,981,996

Earnings per Common Share...     $     1.73     $     1.78     $     1.82
                                 ==========     ==========     ==========

Common Dividends Paid
 per Share..................     $     1.26     $     1.23     $     1.19
Book Value of Common Stock..     $    14.52     $    14.06     $    13.52
Total Assets................     $  133,678     $  128,384     $  123,181
Long-Term Debt..............     $   43,508     $   43,733     $   43,942
Redeemable Preferred Stock..     $      456     $      503     $      576


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA (Cont'd)
______________________________________________________

(In thousands, except per share data)

                                  Years Ended December 31
                                    1993           1992
Operating Revenues:
  Electric
    - Residential...........     $   22,833     $   22,843
    - Comm. & Ind.-Small....         16,044         15,614
    - Comm. & Ind.-Large....         11,098         12,251
    - Other.................          7,359          7,272
    - Provision for Rate
       Refunds..............            144             34
  Miscellaneous
    - Steam.................
    - Other.................          3,993          3,438
                                 __________     __________
        Total...............         61,471         61,452
                                 __________     __________
Operating Expenses:
  Operation.................         36,900         37,952
  Maintenance...............          3,241          3,479
  Depreciation and
    Amortization............          5,627          5,505
  Taxes Other Than Income
    Taxes...................          4,887          5,058
  Income Taxes..............          2,527          1,904
                                 __________     __________
        Total...............         53,182         53,898
                                 __________     __________
Operating Income............          8,289          7,554
Other Income................          2,532             87
                                 __________     __________
Income Before Interest
  Charges...................         10,821          7,641
Interest Charges............          3,977          3,937
Pref. Dividends of Sub......             33             36
                                 __________     __________
Net Income..................     $    6,811     $    3,668
                                 ==========     ==========

Average Common Shares.......      3,038,613      3,034,111

Earnings per Common Share...     $     2.24     $     1.21
                                 ==========     ==========

Common Dividends Paid
 per Share..................     $     1.17     $     1.16
Book Value of Common Stock..     $    12.92     $    11.97
Total Assets................     $  124,440     $  118,956
Long-Term Debt..............     $   44,156     $   43,772
Redeemable Preferred Stock..     $      649     $      726


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
__________________________________________________________

RESULTS OF OPERATIONS

      Upper Peninsula Energy Corporation (the Company) is the parent of Upper Peninsula Power Company (UPPCO), an electric utility, and two nonutility subsidiaries. The utility operations of UPPCO are the primary source of earnings.

Earnings

      Earnings per share in 1996 were $1.73 compared with $1.78 in 1995 and $1.82 in 1994. The 2.8% decrease in earnings is attributable to a full-year impact of a 5.7% reduction in retail rates in April 1995 and a decline in large-industrial sales, offset by a reduction of maintenance expenditures. Earnings declined slightly in 1995 as a 7.7% reduction in operation and maintenance expense, exclusive of power supply costs, combined with a 1.0% increase in energy sales, offset the April rate decrease.

Sales and Revenues

      The majority of operating revenues come from the sale of electricity based on rates authorized by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). Over the past three years, approximately 90% of energy sales revenues were under the jurisdiction of the MPSC.

      Fluctuations in revenues occur because of changes in rates, power supply costs, number of customers, weather, and energy-consumption trends. Power supply cost recovery matches fuel and purchased-power cost changes and does not affect earnings.

      In 1996, operating revenues were 4.6% lower than in 1995 because of lower power supply costs, reduced sales, and the April 1995 retail rate reduction. Operating revenues in 1995 were 2.3% lower than in 1994. The April 1995 rate reduction and a slight decrease in power supply costs were the major reasons for the lower 1995 revenues.

      Sales of electric energy accounted for 93.1% of operating revenues in 1996. Electric sales in 1996, 1995, and 1994 were 821,311 MWh, 846,951 MWh, and 838,518 MWh, which included 12,370 MWh, 39,816 MWh, and 31,793 MWh, respectively, sold at a non-firm emergency rate established in 1993 for certain large-industrial customers.

      Excluding emergency sales, 1996 and 1995 energy sales were up 0.2% and 0.4%, respectively. In the past two years, there has been a general rise in sales, with the exception of large industrials due in large part to the closure of the K.I. Sawyer Air Force Base in September 1995. Small-commercial sales continue to lead the way, rising by 2.4% in 1996 following a 4.1% gain in 1995.

      Sales to K.I. Sawyer Air Force Base accounted for $672,000,
$1,406,000, and $2,783,000 of revenues in 1996, 1995, and 1994, respectively.  New load continues to develop on the base site.

      Customers with firm energy requirements exceeding 20,000 MWh in either of the past two years were:

                                 1996       1995          %
                                 MWh        MWh        Change

Stone Container Corporation      62,053     70,180     -11.6
City of Gladstone                30,471     30,042       1.4
Michigan Technological
 University                      25,992     25,926       0.3
City of Negaunee                 22,741     22,551       0.8
Ontonagon R.E.A.                 20,825     19,922       4.5
Lakehead Pipeline Company        17,970     21,047     -14.6
K. I. Sawyer Air Force Base      12,749     26,970     -52.7

Operating Expenses

      Operating expenses decreased 4.5% in 1996 following a 2.6% decline in 1995.

      Power supply costs (fuel and purchased power) accounted for 37.0%, 38.7%, and 38.1% of operating expenses in 1996, 1995, and 1994, respectively. Power supply costs change depending on overall system energy requirements, unit production costs for generation, and purchased-power rates. Purchased power represented 80.8%, 84.1%, and 84.8% of output to lines in 1996, 1995, and 1994, respectively. The decrease in the percentage of UPPCO's energy requirements purchased in 1996 was due to a 23.1% increase in hydro generation resulting from record snowfalls and a late spring.

      Power supply costs decreased 8.7% and 1.0% in 1996 and 1995, respectively. These costs on a per-unit basis decreased 8.2% in 1996 because of a higher hydro generation and reduced purchased-power costs. In 1995, power supply costs decreased 1.6% on a per-unit basis, more than offsetting increased energy requirements.

      Other operation expenses were 1.6% higher in 1996 as the reduced costs associated with fewer employees were offset by increased outside service needs associated with such areas as the changing regulatory climate and other strategic or operational changes. In 1995, other operation expenses were 9.0% lower as a result of reduced employment levels and associated benefit costs.

      In 1996, maintenance expenses decreased 23.6% because of reduced tree-trimming and production-plant expenditures. Maintenance expenses were 2.7% lower in 1995 despite additional tree-trimming and production-plant expenditures because of ash-site closure costs in 1994.

      Depreciation and amortization expense, which is normally a function of plant in service, decreased 2.3% in 1996 following a 3.7% increase in 1995. The decrease in the current year was due to an increase in the estimated service life of the Victoria hydro facility.

      Ad Valorem taxes increased 6.8% and 4.5% in 1996 and 1995, respectively, due to additional plant in service.

      Total interest charges increased slightly in 1996 due to additional short-term borrowing requirements. In 1995, interest charges remained relatively unchanged, as most cash needs were satisfied internally.

FUTURE OUTLOOK

      In Michigan, the implementation of customer choice has been studied for several years. Governor John Engler requested the MPSC to refine and act upon a "blueprint for competition" issued in January 1996. In December 1996, commission staff issued a report that recommends a restructuring approach that would allow customers to choose their electric power supplier over a phase-in period through 2003.

      The MPSC staff report provides utilities the opportunity to recover stranded costs through a transition charge for customers who choose alternative energy suppliers. Concepts such as a performance-based cost-recovery system, rate-reduction bonds, and service-reliability standards are also addressed in the report.

      The MPSC has not yet acted on the staff proposal, which is also subject to public comment. While we believe that the issues will be debated by interest groups with opposing needs, it appears that customer choice will be available to some degree in Michigan in the near future.

      In its order 888, FERC required each utility with transmission lines that could potentially be used for buying or selling wholesale energy to file an Open-Access Tariff for transmission services. This tariff "unbundles" or isolates transmission services from the complete delivery packages that make up most utility rates. Order 888 also defines the terms, conditions, and rates for transmission services to be provided by transmission-system owners. We filed our tariff on January 31, 1997.

      Another FERC order would have required us to separate our power marketing function from our transmission operations and planning function and to post our transmission capacity availability and tariff rates on an electronic bulletin board via the Internet. We requested and were granted a waiver from these requirements because of our small size and the additional expense involved with compliance.

      We cannot predict with any certainty the final outcome of deregulation efforts or their effect on UPPCO. However, because of UPPCO's relatively limited energy sales growth projections and the ever-increasing competitive nature of the electric business, we continue to concentrate on efforts to reduce costs and develop a more efficient organization to improve our competitive position.

      Management believes that UPPCO meets the criteria of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," and that all regulatory assets are probable of recovery. In the event UPPCO no longer meets the criteria of SFAS 71, such regulatory assets would be removed.

      UPPCO's work force involved in regulated utility activities has decreased by 25.2% over the last three years, from 250 employees at the beginning of 1994 to 187 at December 31, 1996. In addition to normal retirements, these reductions were accomplished through voluntary retirements, severance programs, and layoffs. We are near the employee complement needed for the future, and further cost reductions will likely come through workplace efficiencies and operational changes.

      The Company has entered into an agreement with the Michigan Department of Natural Resources to monitor groundwater surrounding the John H. Warden Station ash landfill, which was closed in 1994. Such monitoring is to be performed over a 30-year period. At December 31, 1996, the Company has recorded an estimated liability of $689,000 offset by a regulatory asset of $689,000 being amortized over the monitoring period.

      Under contract with Wisconsin Electric Power Company (WEPCO), UPPCO has staffed and operated WEPCO's Presque Isle Power Plant located in Marquette, Michigan, since 1988. Under the terms of the agreement, UPPCO receives a management fee plus reimbursement for all costs associated with labor and other services provided. In December 1996, WEPCO gave notification that it intends to terminate the contract on December 31, 1997. The terms of the agreement call for all UPPCO employees at the plant to be offered employment by WEPCO. UPPCO and WEPCO representatives have begun efforts to ensure an orderly transition. UPPCO management believes that this action will not have a material adverse effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash needs are principally for construction expenditures and debt retirement. Cash is generated through internal operations and external financing.

      To meet short-term cash needs, credit agreements are maintained with certain banks. These agreements are reviewed annually in the second quarter of the year. When short-term borrowings grow beyond normal seasonal requirements, they are replaced with long-term financing. The Company had $5,000,000 of short-term notes outstanding at December 31, 1996, and had $5,500,000 of unused lines of credit available at or below the prime rate.

      Substantial cash flows are generated annually from operating activities. Net cash from this source was $11,475,000 in 1996, $13,101,000 in 1995, and $11,052,000 in 1994.

      During the three-year period 1994 through 1996, there were no long-term financing activities. In 1994, the Company repurchased 25,000 common shares on the open market for $443,000.

      Investment activities in 1996, 1995, and 1994 totalled $30,156,000 of capital expenditures, of which $7,298,000 was spent on a transmission line project (Chandler) to improve service to Delta County. This project is scheduled for completion in March 1997. Other utility expenditures were primarily for distribution and transmission improvements, new service requests, and equipment replacement.

      Utility capital expenditures are expected to be $3,900,000 in 1997. Cash requirements will be met primarily with short-term borrowings and internally generated funds.

      In 1998 through 2001, the Company is forecasting $22,000,000 of capital expenditures for system improvements and replacements. The Company estimates that almost all cash requirements will be internally generated.

      Due to its capital-intensive nature, the utility industry is influenced by inflation. UPPCO's current utility regulation recognizes only original-cost rate base. However, assuming the continued ability to bill customers for increases in power supply costs and the receipt of adequate and timely rate relief, UPPCO will recover cost escalations caused by inflation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________

      The following independent auditors' report and consolidated financial statements of the registrant for the year ended December 31, 1996, are included herein:

      Independent Auditors' Report dated February 7, 1997.

      Statements of Income--Years ended December 31, 1996, 1995 and 1994.

      Statements of Cash Flows--Years ended December 31, 1996,
       1995 and 1994.

      Balance Sheets--December 31, 1996 and 1995.

      Statements of Changes in Common Equity--Years ended
       December 31, 1996, 1995 and 1994.

      Statements of Capitalization--December 31, 1996 and 1995.

      Notes to Financial Statements--December 31, 1996.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

      Management is responsible for the preparation and integrity of the financial statements and representations in this annual report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles as applied to regulated utilities and necessarily include some amounts that are based on informed judgements and best estimates of management.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls designed to provide assurance, on a cost-effective basis, that transactions are carried out in accordance with management's authorizations and assets are safeguarded against loss from unauthorized use or disposition. Management believes the Company's accounting policies and controls prevent material errors and irregularities and allow employees in the normal course of their duties to detect inaccuracies within a timely period.

      Directors who are not officers or employees make up the Audit Committee of the Board of Directors. The committee meets with management, the internal auditor, and the Company's independent auditors to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditors and internal auditor have free access to the committee, without management's presence, to discuss the results of their audits.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Upper Peninsula Energy Corporation

      We have audited the consolidated balance sheets and statements of capitalization of Upper Peninsula Energy Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 1996 listed in Item 8. Our audits also included the financial statement schedule listed in Item 14. These financial state- ments and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Upper Peninsula Energy Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
----------------------------------------
Deloitte & Touche LLP
Chicago, Illinois
February 7, 1997



CONSOLIDATED STATEMENTS OF INCOME

                                        (Thousands of Dollars)
Year Ended December 31             1996          1995          1994

Operating Revenues..........    $   58,302    $   61,105    $   62,530
                                __________    __________    __________
Operating Expenses:
  Operaton - Power Supply
   Costs....................        18,245        19,973        20,168
           - Other..........        14,863        14,622        16,064
  Maintenance...............         2,976         3,897         4,005
  Depreciation and Amorti-
   zation...................         5,584         5,718         5,514
  Federal Inc. Tax Expense..         2,778         2,745         2,688
  Taxes Other Than Federal
   Income Taxes.............         4,803         4,634         4,514
                                __________    __________    __________
        Total...............        49,249        51,589        52,953
                                __________    __________    __________
Operating Income............         9,053         9,516         9,577
                                __________    __________    __________
Other Income (Deductions):
  Interest Income...........            84            57            46
  Allowance for Equity
   Cost Funds...............           116            10             8
  Other.....................            97          (285)         (181)
  Federal Income Taxes......           (80)           59            57
                                __________    __________    __________
        Total...............           217          (159)          (70)
                                __________    __________    __________
Income Before Int. Charges..         9,270         9,357         9,507
                                __________    __________    __________
Interest Charge:
  Int. on Long-Term Debt....         3,887         3,905         3,922
  Amort. of Debt Expense....            75            75            75
  Other Interest Expense....           326            73            60
  Allowance for Borrowed
   Construction Funds.......          (171)          (12)          (10)
                                __________    __________    __________
        Total...............         4,117         4,041         4,047
                                __________    __________    __________
Income Before Dividends on
 Preferred Subsidiary.......         5,153         5,316         5,460
Dividends on Preferred Stock
 of Subsidiary..............            23            25            29
                                __________    __________    __________
Net Income..................    $    5,130    $    5,291    $    5,431
                                ==========    ==========    ==========
Average Number of Shares
 Outstanding................     2,969,215     2,969,215     2,981,996

Earnings Per Common Share...    $     1.73    $     1.78    $     1.82

_________________________________________________________________________
The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Thousands of Dollars)
Year Ended December 31              1996        1995       1994

Cash Flows from Operating
  Activities:
  Net Income..................    $  5,130    $  5,291    $  5,431
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and
     Amortization.............       5,584       5,718       5,514
    Dividends on Preferred
     Stock of Subsidiary......          23          25          29
    Allowance for Equity Funds
     Used During Construc-
     tion.....................        (116)        (10)         (8)
    Deferred Federal Income
     Taxes....................         136         658         207
    Investment Tax Credit.....        (183)       (184)       (183)
    Prepaid and Accrued
     Pension..................        (540)        308      (1,277)
    Other.....................       1,716         798       1,929
  Changes in Current Assets
   and Liabilities:
    Accounts Receivable.......         350        (600)        751
    Inventories...............         135          87         110
    Prepayments...............          55         268        (110)
    Accrued Ad Valorem Taxes..        (200)       (140)       (255)
    Accounts Payable and
     Accrued Accounts.........        (615)        882      (1,086)
                                  ________     _______     _______

Cash Flows from Operating
 Activities...................      11,475      13,101      11,052
                                  ________     _______     _______

Cash Flows from Investing
 Activities:
  Plant and Property Addi-
   tions (excluding Allow-
   ance for Funds Used
   During Construction).......     (13,010)     (9,560)     (7,586)
  Allowance for Borrowed
   Funds Used During
   Construction...............        (171)        (12)        (10)
  Other-Net...................         250          78        (142)
                                  ________     _______     _______

Cash Flows from Investing
 Activities...................     (12,931)     (9,494)     (7,738)
                                  ________     _______     _______
Cash Flows from Financing
 Activities:
  Repurchase of Common Stock..                                (443)
  Issuance of Common Stock....                                  (8)
  Retirement of Long-Term Debt
   and Preferred Stock........        (272)       (282)       (287)
  Dividends...................      (3,757)     (3,663)     (3,565)
  Increase in Notes Payable...       4,300         700
                                  ________     _______     _______

Cash Flows from Financing
 Activities...................         271      (3,245)     (4,303)
                                  ________     _______     _______

Net Increase (Decrease) in
 Cash and Cash Equivalents....      (1,185)        362        (989)

Cash and Cash Equivalents at
  the Beginning of the Year...       3,249       2,887       3,876
                                  ________     _______     _______

Cash and Cash Equivalents at
 the End of the Year..........    $  2,064     $ 3,249     $ 2,887
                                  ========     =======     =======

Supplemental Cash Flow
  Information:
  Interest Paid...............    $  4,163     $ 4,077     $ 4,005
  Income Taxes Paid...........    $  2,475     $ 2,150     $ 2,986

__________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS

                                          (Thousands of Dollars)
December 31                                  1996         1995

ASSETS
Utility Plant:
  Electric Plant in Service:
    Production.........................    $ 35,556     $ 35,766
    Transmission.......................      43,960       43,319
    Distribution.......................      71,175       68,268
    General............................      14,695       15,153
                                           ________     ________
      Total Electric Plant in Service..     165,386      162,506

  Less Accumulated Depreciation and
   Amortization........................      75,970       71,736
                                           ________     ________
      Net Electric Plant in Service....      89,416       90,770
  Construction Work in Progress........      14,526       10,045
                                           ________     ________

      Net Utility Plant................     103,942      100,815
                                           ________     ________

Other Property and Investments.........       9,942        5,726
                                           ________     ________
Current Assets:
  Cash and Cash Equivalents............       2,064        3,249
  Accounts Receivable:
    Electric (less allowance for
     doubtful accounts of $65 in
     1996 and $86 in 1995).............       4,492        4,540
    Other..............................       1,984        1,655
  Revenue Receivable - Power Supply
   Cost Recovery - Net.................                      631
  Inventories - at average cost:
    Materials and Supplies.............       2,030        2,176
    Fuel...............................         274          263
  Prepayments..........................         305          360
  Accrued Ad Valorem Taxes.............       3,640        3,440
  Deferred Federal Income Taxes........       1,227        1,219
                                           ________     ________

      Total............................      16,016       17,533
                                           ________     ________
Deferred Debits and Other Assets:
  Unamortized Debt Expense.............         508          550
  Intangible Pension Plan Asset........       1,595        1,821
  Other................................       1,675        1,939
                                           ________     ________
      Total............................       3,778        4,310
                                           ________     ________
                                           $133,678     $128,384
                                           ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization: (See Consolidated
 Statements of Capitalization)
  Common Stock Equity..................    $ 43,118     $ 41,737
  Redeemable Preferred Stock (of
   Upper Peninsula Power Company)......         456          503
  Long-Term Debt, less current
   maturities..........................      43,266       43,508
                                           ________     ________
      Total............................      86,840       85,748
                                           ________     ________
Current Liabilities:
  Long-Term Debt Due Within One Year...         242          225
  Notes Payable........................       5,000          700
  Accounts Payable.....................       4,182        5,318
  Accrued Accounts:
    Taxes - Ad Valorem.................       6,212        5,806
          - Other......................          27          147
    Wages and Benefits.................       2,934        3,324
    Interest...........................         965          871
    Dividends..........................           4            4
  Revenue Payable - Power Supply Cost
   Recovery - Net......................         531
                                           ________     ________

      Total............................      20,097       16,395
                                           ________     ________
Deferred Credits:
  Deferred Federal Income Taxes........       6,923        6,779
  Unamortized Investment Tax Credit....       2,742        2,925
  Customer Advances for Construction...       1,591        1,283
  Accrued Pension......................       3,303        4,069
  Regulatory Liabilities...............       5,904        5,355
  Postretirement Health and Life.......       3,780        2,883
  Other................................       2,498        2,947
                                           ________     ________

      Total............................      26,741       26,241
                                           ________     ________

Commitments and Contingencies..........

                                           $133,678     $128,384
                                           ========     ========

__________________________________________________________________________
The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                        (Thousands of Dollars)

                               Common      Common                          Total
                               Stock       Stock      Paid-In   Retained   Common
                               Shares      ParValue   Capital   Earnings   Equity
                               ______      ________   _______   ________   ______

Balance at December 31,
 1993......................    2,994,215   $  15      $22,046   $16,636    $38,697
  Premium on Common Stock:
    Stock Purchase Plan for
     Employees.............                                (8)                  (8)
  Repurchase of Common
   Stock...................      (25,000)                (443)                (443)
  Discount on the Purchase
   of Redeemable Preferred
   Stock...................                                 1                    1
  Net Income...............                                       5,431      5,431
  Common Dividends - $1.19
   per share...............                                      (3,536)    (3,536)
                               _________   _____      _______   _______    _______
Balance at December 31,
 1994......................    2,969,215      15       21,596    18,531     40,142

  Premium on Common Stock:
    Stock Purchase Plan for
     Employees.............                               (60)                 (60)
  Repurchase of Common
   Stock...................
  Discount on the Purchase
   of Redeemable Preferred
   Stock...................                                 1                    1
  Net Income...............                                       5,291      5,291
  Common Dividends - $1.23
   per share...............                                      (3,637)    (3,637)
                               _________   _____      _______   _______    _______
Balance at December 31,
 1995......................    2,969,215      15       21,537    20,185     41,737

  Premium on Common Stock:
   Stock Purchase Plan for
   Employees...............                               (15)                 (15)
  Change to No Par Value
   Common Stock............                  (15)          15
  Net Income...............                                       5,130      5,130
  Common Dividends - $1.26
   per share...............                                      (3,734)    (3,734)
                               _________   _____      _______   _______    _______
Balance at December 31,
 1996......................    2,969,215   $          $21,537   $21,581    $43,118
                               =========   =====      =======   =======    =======

__________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                  (Thousands of Dollars)
December 31                                        1996         1995

COMMON STOCK EQUITY
  Common Stock - No Par Value in 1996 and
   $.005 par value in 1995, authorized
   5,000,000 shares, issued and
   outstanding:
     2,969,215 shares (a).....................    $            $    15
  Paid-In Capital.............................     21,537       21,537
  Retained Earnings...........................     21,581       20,185
                                                  _______      _______
      Total Common Stock Equity...............     43,118       41,737
                                                  _______      _______

PREFERRED STOCK-UPPER PENINSULA POWER COMPANY
  Cumulative Redeemable Preferred Stock - $100
   Par Value, authorized 300,000 shares (issu-
   able in series), issued and outstanding:
     5-1/4% Series - 964 shares in 1996
      and 979 shares in 1995..................         96           98
     4.70% Series - 3,600 shares in 1996
      and 4,050 shares in 1995................        360          405
                                                  _______      _______

      Total Preferred Stock...................        456          503
                                                  _______      _______

LONG-TERM DEBT
 UPPER PENINSULA POWER COMPANY
  First Mortgage Bonds:
    7.94% Series due 2003.....................     15,000       15,000
    10% Series due 2008.......................      6,000        6,000
    9.32% Series due 2021.....................     18,000       18,000
  Installment Sales Contract for Air
   Pollution Control Equipment:
    6.90% Term Bonds due 1999.................        335          435

UPPER PENINSULA BUILDING DEVELOPMENT COMPANY
  Senior Secured Note:
   9.25% Note due 2011........................      4,173        4,298
                                                  _______      _______

      Total...................................     43,508       43,733
       Less - Amounts due within one year.....        242          225
                                                  _______      _______

      Total Long-Term Debt....................     43,266       43,508
                                                  _______      _______

TOTAL CAPITALIZATION..........................    $86,840      $85,748
                                                  =======      =======


<Fa>  Common Stock Changed to No Par Value in July 1996.

__________________________________________________________________________
The accompanying notes are an integral part of these financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

General

      The consolidated financial statements include the accounts of Upper Peninsula Energy Corporation (UPEN), a holding Company incorporated in 1988 under the laws of the State of Michigan, and its wholly owned subsidiaries (Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      UPEN's principal subsidiary, Upper Peninsula Power Company (UPPCO), is the primary source of earnings. UPPCO, incorporated in 1947 under the laws of the State of Michigan, is an electric utility engaged in the generation, purchase, transmission, distribution, and sale of electric energy in the Upper Peninsula of Michigan.

      UPPCO supplies electric energy to approximately 48,000 customers in two-thirds of Michigan's Upper Peninsula. UPPCO's service territory covers 4,460 square miles and has a population of about 130,000. Its service area is contiguous except for a small area around the city of Iron River near the northeastern Wisconsin border.

      UPEN has two other subsidiaries. Upper Peninsula Building Development Company owns the corporate headquarters building and leases it to UPPCO under a twenty-year renewable lease. PENVEST, Inc., was formed to investigate opportunities in tele- communications, engineering services, and other non-regulated businesses.

      The accounting records of UPPCO are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the Michigan Public Service Commission (MPSC).

Utility Plant

      Plant is stated at original cost. The cost of property additions, including replacements of units of property and betterments, is capitalized. Cost includes contract labor, Company labor, materials, allowance for funds used during construction, and overheads. Expenditures for maintenance and repairs of property and costs of replacing items determined to be less than units of property are charges to operating expenses. The original cost of property and the cost of removal, less salvage, are charged to accumulated provision for depreciation when the property is retired. Substantially all utility property is subject to lien and collateralized under first mortgage bonds.

Regulatory Assets and Liabilities

      UPPCO is subject to the provisions of Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts previously collected from customers that are refundable in future rates.

      The following regulatory assets and (liabilities) were reflected in the Consolidated Balance Sheets as of December 31:

                                          (Thousands of Dollars)
                                            1996         1995

Regulatory Assets:
  Loss on Reacquired Debt.............    $    252     $    285
  Retiree Health Care.................         483          514
  Warden Ash Site Groundwater
   Monitoring.........................         689          754
                                          ________     ________
      Total...........................    $  1,424     $  1,553
                                          ========     ========


Regulatory Liabilities:
  Investment Tax Credit...............    $ (1,412)    $ (1,507)
  Tax Rate Changes....................      (4,492)      (3,848)
                                          ________     ________
      Total...........................    $ (5,904)    $ (5,355)
                                          ========     ========

      Based on prior and current rate treatment of costs, management believes it is probable that UPPCO will continue to recover from ratepayers the deferred charges described above.

Allowance for Funds Used During Construction (AFUDC)

      AFUDC is defined in the applicable regulatory system of accounts as the net cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate on equity funds when so used. Allowance for borrowed funds used during construction also includes interest capitalized on qualifying assets of nonutility subsidiaries. The cost-of-borrowed-funds element of AFUDC is reported as a reduction of interest expense, and the noncash equity portion is reported as other income. AFUDC was capitalized on utility construction at a rate of 8.93% in 1996, 1995, and 1994, as ordered by the MPSC.

Depreciation and Amortization

      For financial statement purposes, the original cost of utility property is depreciated by the straight-line method over its estimated service life. UPPCO's depreciation for book purposes, approved by the MPSC and calculated during each of the years ended December 31, 1996, 1995, and 1994, was equivalent to approximately 3.5% of depreciable plant in 1996 and 3.7% in 1995 and 1994. For income tax purposes, accelerated methods of depreciation are utilized.

      Debt expense is amortized over the lives of the remaining debt issues.

Inventories

      All inventories are valued at average cost.

Income Taxes

      Deferred federal income taxes are provided for significant temporary differences between book and taxable income.

      Investment tax credits used to offset federal income taxes are being amortized ratably over the estimated service lives of the related properties.

Revenue and Expense Recognition

      UPPCO utilizes monthly cycle billing and records revenue based on bills rendered. Revenue is not accrued for energy delivered but unbilled at the end of the year. Cost of service rendered is recognized as incurred.

      UPPCO is required under Public Act 304 to receive MPSC approval each year to recover projected fuel and purchased-power costs ("power supply costs") by establishment of power supply cost recovery (PSCR) factors.
These factors are subject to annual reconciliation to actual costs and permit 100% recovery of power supply costs. Any over-or-under-recovery is deferred on the consolidated balance sheets, and such deferrals are relieved as refunds or additional billings are made.

Use of Estimates

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

Statements of Cash Flows

      For purposes of the statements of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Reclassification

      Certain items previously reported have been reclassified to conform to current presentation in the financial statements.

2.  Compensating Balances and Short-Term Borrowings

                                       (Thousands of Dollars)

Short-term borrowings were
 as follows:
                                          1996         1995
Maximum amount of short-term
 borrowings outstanding during
 the year..........................    $   5,800    $   1,700
                                       =========    =========
Average amount outstanding
 during the year...................    $   3,405    $     495
                                       =========    =========
Weighted-average interest
 rate during the year..............         8.05%        8.82%

Weighted-average interest rate
 on short-term borrowings
 outstanding at year-end...........         8.00%        8.25%

Notes outstanding at December 31...    $   5,000    $     700


      The Company's unused lines of credit available at December 31, 1996, totalled $5,500,000. During the past three years, portions of demand deposits maintained in lending banks were deemed to constitute compensating balances but were not legally restricted. Because such compensating amounts are based on average daily balances, cash is not restricted as of any one day.

3.  Other Accounts Receivable

      Under contract with Wisconsin Electric Power Company (WEPCO), UPPCO staffs and operates WEPCO's Presque Isle Power Plant located in Marquette, Michigan. Under the terms of the contract, UPPCO receives a management fee plus reimbursement for all costs associated with labor and other services provided. UPPCO had current receivables from WEPCO at year-end 1996 and 1995 of approximately $1,165,000 and $1,035,000, respectively, in connection with the above. UPPCO also has other contracts with WEPCO generally relating to wheeling, dispatching, and transmission maintenance. In December 1996, WEPCO gave notification of termination of the Presque Isle Power Plant Operating Agreement effective December 31, 1997. Company management believes that this action will not have a material adverse effect on its financial position or results of operations.

4.  Common Stock

      On December 31, 1996, there were approximately 425 employees eligible to participate in the employee stock purchase plan. On June 1, 1996, 172 employees purchased 7,424 shares at $17.55 per share, and on December 1, 1996, 159 employees purchased 6,640 shares at $17.10 per share.

      A Dividend Reinvestment and Common Stock Purchase Plan (DRIP) provides for automatic reinvestment of common dividends and allows shareholders quarterly optional cash payments, within specific limits, for the purchase of additional shares under the plan. Shares of common stock for the above plans are purchased on the open market.

5.  Dividend Restriction

      UPPCO's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $15,659,000 of consolidated retained earnings was available at December 31, 1996, for the payment of common stock cash dividends by UPEN.

6.  Preferred and Preference Stock

      UPPCO is obligated under the terms of the Preferred Stock Purchase Agreements of the 5-1/4% and 4.70% of redeemable preferred stocks to annually offer to purchase, at prices not to exceed $100 per share plus accrued dividends, 3% of the maximum number of shares of each series issued, less any shares theretofore purchased as a purchase-fund credit for such year, and will offer to purchase, at $100 per share plus accrued dividends at May 1, 2002, all of the shares then outstanding under the above redeemable preferred stock issues. All shares so purchased and surrendered shall be cancelled and shall not be reissued. Maximum annual purchase-fund requirements as to outstanding shares of redeemable preferred stock are $75,000 for 1997 through 2001. At December 31, 1996, the optional redemption prices per share of the 5-1/4% and 4.70% shares were $105.00 and $101.00, respectively.

      UPPCO has 1,000,000 shares of authorized but unissued $1 par value preference stock, which may be divided into and issued in one or more series from time to time as UPPCO's Board of Directors may direct. The preference stock shall be junior to the preferred stock but in preference to the common stock.

      UPEN has 500,000 shares of authorized but unissued $.01 par value preferred stock, which may be divided into and issued in one or more series from time to time as UPEN's Board of Directors may direct.

7.  Long-Term Debt

      Amounts of long-term debt due in each of the five years subsequent to December 31, 1996, aggregate approximately $242,000 for 1997, $260,000 for 1998, $884,000 for 1999, $719,000 for 2000, and $683,000 for 2001.

      As of December 31, 1996, the market value of UPEN's long-term debt was $47.4 million. This debt has a recorded value of $43.5 million.

8.  Federal Income Taxes

      Federal income taxes comprise the following:

                                       (Thousands of Dollars)
                                       Year Ended December 31
                                     ___________________________
                                       1996      1995      1994

Federal income tax-current.......    $ 2,276   $ 2,353   $ 2,664

Deferred taxes-net...............        685       576       207
Investment tax credit deferred...       (183)     (184)     (183)
                                     _______   _______   _______

Total federal income tax
 expense-operations..............      2,778     2,745     2,688

Federal income tax expense-
 other income-current............         80       (59)      (57)
                                     _______   _______   _______

Total federal income tax
 expense.........................    $ 2,858   $ 2,686   $ 2,631
                                     =======   =======   =======

      Federal income tax expense applicable to current operations differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                       (Thousands of Dollars)
                                       Year Ended December 31
                                     ___________________________
                                       1996      1995      1994

Income tax at "statutory rate"...    $ 2,804   $ 2,801   $ 2,832
Increases (reductions) in tax
 resulting from:
  Investment tax credit
   amortization..................       (183)     (184)     (183)
  Overheads capitalized
   on books......................         (8)       (9)      (10)
  Depreciation...................        241       101       123
  Miscellaneous items............          4       (23)     (131)
                                     _______   _______   _______
Total federal income tax
  expense........................    $ 2,858   $ 2,686   $ 2,631
                                     =======   =======   =======
Effective income tax rate........       35.7%     33.6%     32.5%


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items included in the Company's net deferred tax liability as of December 31, 1996 and 1995, are as follows:

                                      (Thousands of Dollars)
                                        1996          1995

Current:
  Employee benefits..............    $      860    $    1,104
  Unbilled revenue...............           511           614
  Property taxes.................          (414)         (399)
  Other..........................           270          (100)
                                     __________    __________
                                          1,227         1,219
                                     __________    __________
Noncurrent:
  Depreciation...................       (10,216)      (10,327)
  Investment tax credit..........         1,413         1,507
  Employee benefits..............         1,966         2,138
  Other..........................           (86)          (97)
                                     __________    __________
                                         (6,923)       (6,779)
                                     __________    __________

      Total deferred taxes.......    $   (5,696)   $   (5,560)
                                     ==========    ==========

9.  Retirement Benefits

      UPPCO has a noncontributory, defined-benefit pension plan, as amended, covering full-time employees, subject to age and period-of-employment conditions, that provides benefits based on years of service and employee compensation. The current funding policy is to contribute to the plan amounts necessary to comply with the funding provision of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions of $2,099,000, $1,385,000 and $3,500,000, were made in 1996, 1995, and 1994, respectively.

      UPPCO has a noncontributory supplemental retirement plan for certain senior management employees that provides for benefit payments over a fifteen-year period to the participant upon retirement or to the participant's spouse upon death prior to retirement. This retirement plan is non funded, and benefits are paid by UPPCO from its general assets.

      Net periodic pension cost for accounting purposes for 1996, 1995, and 1994 included the following components:

                                        (Thousands of Dollars)
                                        Year Ended December 31
                                     _____________________________
                                       1996       1995      1994

Service cost-benefits earned
 during period...................    $ 1,055    $   920    $ 1,323
Interest cost on projected
 benefit obligation..............      3,511      3,453      3,278
Actual return on assets..........     (3,589)    (6,259)       426
Net amortization and deferral....        708      3,736     (2,651)
                                     _______    _______    _______
Net periodic pension cost........    $ 1,685    $ 1,850    $ 2,376
                                     =======    =======    =======

      Net periodic pension expense includes amounts charged to WEPCO in connection with the operation of the Presque Isle Power Plant of $516,000, $673,000, and $849,000, and for 1996, 1995, and 1994, respectively.

      A reconciliation of the funded status of the plans to the amounts recognized in the December 31 financial statements follows:

                                       (Thousands of Dollars)
                                             Funded Plan
                                             December 31
                                       ______________________
                                          1996         1995
Restated Pension Plan

Vested benefit obligation..........    $  38,457    $  36,571
                                       =========    =========
Accumulated benefit obligation.....    $  42,436    $  40,208
                                       =========    =========
Projected benefit obligation......     $  47,319    $  46,652
Plan assets at fair value.........        40,228       37,174
                                       _________    _________
Projected benefit obligation in
 excess of plan assets............        (7,091)      (9,478)
Unrecognized net asset existing at
 January 1, 1987, being amortized
 over 15.7 years..................          (629)        (741)
Unrecognized prior service cost...         2,213        2,470
Unrecognized net loss.............         4,894        6,536
                                       _________    _________
Accrued pension cost..............     $    (613)   $  (1,213)
                                       =========    =========
Required minimum liability........     $   1,595    $   1,821
                                       =========    =========


                                       (Thousands of Dollars)
                                             Unfunded Plan
                                              December 31
                                       ______________________
                                          1996        1995
Supplemental Retirement Plan

Vested benefit obligation.........     $     949    $     952
                                       =========    =========
Accumulated benefit obligation....     $   1,340    $   1,453
                                       =========    =========
Projected benefit obligation-
 not funded.......................     $  (1,563)   $  (1,641)
Unrecognized net obligation
 existing at January 1, 1987,
 being amortized over 15 years....           125          150
Unfunded prior service cost.......           196          251
Unrecognized net loss.............           145          205
                                       _________    _________
Accrued pension cost..............     $  (1,097)   $  (1,035)
                                       =========    =========

      The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 4.0% for 1996 and 7.5% and 5.0% for 1995. The expected long-term rate of return on assets was 8.5%. Plan assets consist principally of common stock of public companies, corporate bonds, and U.S. government securities. Figures reported include benefits of UPPCO employees assigned to the Presque Isle Power Plant.

      UPPCO had a sick leave payback provision in its contract with bargaining unit employees that provided for a lump-sum payment of accumulated sick days upon termination at the then-current wage rate up to a maximum of 100 days. This provision was changed in 1995 wherein the number of days and wage rate were capped at the May 1, 1995, level, and the payment is due only upon retirement. New hires will receive no such payments. Therefore, in 1995 a curtailment gain of $168,000 was realized.

10.  Postretirement Benefits Other Than Pension

      UPPCO provides certain health care and life insurance benefits for retired employees. Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employer's Accounting for Postretirement Benefits Other Than Pensions," requires the accrual of the cost of certain postretirement benefits other than pensions over the active service life of the employee. UPPCO previously recorded these costs on the pay-as-you-go (cash) basis. Effective January 1, 1993, UPPCO adopted SFAS 106. In 1993 UPPCO received MPSC approval in a general rate order to defer $574,000 in 1993 SFAS 106 postretirement health care costs as a regulatory asset to be amortized over 19 years to match rate recovery.

      Net periodic postretirement benefits for accounting purposes in 1996 and 1995 included the following components:

                                        (Thousands of Dollars)
                                        Year Ended December 31
                                     _____________________________

                                       1996       1995      1994
Service cost-benefits earned
 during the period...............    $   203    $   169    $   259
Interest cost on accumulated
 postretirement benefit
 obligation......................      1,107        946      1,006
Actual return on assets..........        (63)       (42)         0
Net amortization and deferral....        605        547        615
                                     _______    _______    _______

Net cost.........................    $ 1,852    $ 1,620    $ 1,880
                                     =======    =======    =======

      Net periodic postretirement expense includes amounts charged to WEPCO in connection with the operation of the Presque Isle Power Plant of $564,000, $519,000, and $607,000 for 1996, 1995, and 1994, respectively.

      A reconciliation of the funded status of the plan to the amounts recognized in the December 31 financial statements follows:

                                        (Thousands of Dollars)
                                        Year Ended December 31
                                        ______________________

                                           1996        1995

Accumulated postretirement benefit
 obligation:
  Retirees..........................    $ (6,321)   $ (5,302)
  Fully eligible active plan
   participants.....................      (5,637)     (4,145)
  Other active plan participants....      (3,265)     (2,943)
                                        ________    ________

Total...............................     (15,223)    (12,390)
Plan assets at fair value...........         620         557
                                        ________    ________

Accumulated postretirement benefit
 obligation in excess of plan
 assets.............................     (14,603)    (11,833)
Unrecognized obligation (asset) at
 transition.........................       9,210       9,786
Unrecognized net gain from past
 experience different from that
 assumed............................       1,613        (836)
                                        ________    ________

Accrued postretirement benefit
 cost...............................    $ (3,780)   $ (2,883)
                                        ========    ========

      For measurement purposes, a 10.4% and 6.1% annual rate of increase in the per capita cost of covered health care benefits for participants under age 65 and over age 65, respectively, were assumed for 1996; both of the rates were assumed to decrease gradually to 5.5% for 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one (1) percentage point per year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $2,186,650 and the aggregate of the service cost and the interest cost components of the net periodic postretirement benefit cost for the year then ended by $187,744.

      The obligations disclosed as of December 31, 1996 and 1995, used a discount rate of 7.5% to measure the accumulated postretirement benefit obligation.

11.  Commitments and Contingencies

      UPPCO has a service schedule to a purchase-power agreement with WEPCO that entitles UPPCO to purchase 65 MW of capacity through 1997. UPPCO pays $413,000 per month for this entitlement.

      The Company is subject to various unresolved legal matters that arose in the normal course of business. Although it is not possible to predict the outcome of these legal actions, Company management believes that these actions will not have a material adverse effect on its financial position or results of operations.

      Cost of the construction program for 1997 is estimated to be $3,900,000. In connection therewith, certain commitments have been made.

12.  Quarterly Information (Unaudited)

      The quarterly information has not been audited but in the opinion of the Company reflects all adjustments necessary for the fair statement of results of operations for each period.

                                       (Thousands of Dollars)
                                           Quarter Ended
                             _________________________________________

1996                         March 31   June 30    Sept. 30   Dec. 31

Operating revenues.......    $ 15,572   $ 13,810   $ 14,079   $ 14,841
Operating income.........    $  2,675   $  2,031   $  2,012   $  2,335
Net income...............    $  1,695   $  1,012   $  1,002   $  1,421
Earnings per share.......    $    .57   $    .34   $    .34   $    .48

1995

Operating revenues.......    $ 16,757   $ 14,523   $ 14,906   $ 14,919
Operating income.........    $  3,541   $  2,299   $  2,125   $  1,551
Net income...............    $  2,536   $  1,286   $  1,102   $    367
Earnings per share.......    $    .85   $    .44   $    .37   $    .12


      The lower net income in the fourth quarter of 1995 reflects an increase in scheduled maintenance expenditures.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
______________________________________________________

      There are no disagreements on accounting and financial disclosures between the Registrant and its accountants, Deloitte & Touche LLP.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________

      The relevant information appearing under the captions, "Election of Directors", "Directors' Compensation", and "Directors' and Committee Meetings and Functions" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 22, 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
________________________________

      The relevant information appearing under the captions "Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Pension Plans", "Supplemental Retirement Plan", "Termination of Employment and Change of Control Statement Arrangements" and "Other Compensation Plans (filed pursuant to Regulation 14A) with respect to the Registrant's April 22, 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
_____________________________________________________________

      The information appearing in the first paragraph under the caption "Stock Outstanding, Voting Rights and Votes Required" and the material under the caption "Election of Directors" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 22, 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

      The information appearing under the caption "Transactions with Management" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 22, 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
          ON FORM 8-K
______________________________________________________________

(a)  1.  List of financial statements:
         Management's Responsibility for Financial Statements Independent Auditors' Report dated February 7, 1997. Consolidated Balance Sheets--December 31, 1996 and
          1995.
         Consolidated Statements of Income--Years ended
          December 31, 1996, 1995 and 1994.
         Consolidated Statements of Cash Flows--Years ended
          December 31, 1996, 1995 and 1994.
         Consolidated Statements of Changes in Common Equity--
          Years ended December 31, 1996, 1995 and 1994. Consolidated Statements of Capitalization--
          December 31, 1996 and 1995.
         Notes to Financial Statements--December 31, 1996.

     2.  Schedule II Valuation and Qualifying Accounts and
          Provisions--Years ended December 31, 1996, 1995 and
          1994.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or are included in the information with the Annual Report to Shareholders and therefore have been omitted.


3.  List of Exhibits

Exhibit No.                 Description of Exhibit
__________                  ______________________

( 3)  Articles of Incorporation and Bylaws

      3(a)       --- Articles of Incorporation of Registrant
                      (Exhibit 3(i) to Registration
                      Statement No. 33-24066, filed on
                      August 30, 1988)
      3(b)       --- Bylaws of the Registrant
                      (Exhibit 3(ii) to Registration
                      Statement No. 33-24066, filed on
                      August 30, 1988)

                   [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

      3.1(a)     --- 1980 Restated Articles of Incorporation
                      of UPPCO, Incorporating Amendments
                      No. 1, 2 and 3
                      (Exhibit 3.1(a) to Form 10-K, dated
                      March 27, 1991)
      3.1(b)     --- Bylaws of UPPCO as amended and
                      restated through June 8, 1988
                      (Exhibit 3.1(b) to Form 10-K, dated
                      March 29, 1989)

                   [INSTRUMENTS TO WHICH UPBDC IS A PARTY]

      3.2(a)     --- Certificate of Articles of Incorporation
                      of UPPCO dated January 18, 1989
                      (Exhibit 3.2(a) to Form 10-K, dated
                      March 28, 1990)
      3.2(b)     --- Bylaws of UPBDC
                      (Exhibit 3.2(b) to Form 10-K, dated
                      March 28, 1990)

               [INSTRUMENTS TO WHICH PENVEST, INC. IS A PARTY]

      3.3(a)     --- Certificate of Articles of Incorporation
                      of PENVEST dated October 20, 1995
                      (Filed herewith)
      3.3(b)     --- Bylaws of PENVEST, INC.
                      (Filed herewith)

( 4) Instruments defining the rights of security holders, including indentures

                   [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

      4.1(a)-1   --- Indenture of Mortgage dated May 1, 1947
                      relating to UPPCO's First Mortgage
                      Bonds.
                      (Exhibit 4(d)-1 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-2   --- Supplemental Indenture dated as of
                      May 1, 1947.
                      (Exhibit 4(d)-2 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-3   --- Second Supplemental Indenture dated as
                      of December 1, 1948.
                      (Exhibit 4(d)-3 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-4   --- Third Supplemental Indenture dated as of
                      November 1, 1950.
                      (Exhibit b(1)(d)4 to Registration No.
                      2-66759)*
      4.1(a)-5   --- Fourth Supplemental Indenture dated as
                      of October 1, 1953.
                      (Exhibit b(1)(d)5 to Registration No.
                      2-66759)*
      4.1(a)-6   --- Fifth Supplemental Indenture dated as of
                      April 1, 1957.
                      (Exhibit b(1)(d)6 to Registration No.
                      2-66759)*
      4.1(a)-7   --- Sixth Supplemental Indenture dated as of
                      September 1, 1958.
                      (Exhibit b(1)(d)7 to Registration No.
                      2-66759)*
      4.1(a)-8   --- Seventh Supplemental Indenture dated as
                      of May 1, 1961.
                      (Exhibit b(1)(d)8 to Registration No.
                      2-66759)*
      4.1(a)-9   --- Eighth Supplemental Indenture dated as
                      of May 1, 1963.
                      (Exhibit b(1)(d)9 to Registration No.
                      2-66759)*
      4.1(a)-10  --- Ninth Supplemental Indenture dated as of
                      January 1, 1971.
                      (Exhibit 4(d-10 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-11  --- Tenth Supplemental Indenture dated as of
                      November 1, 1973.
                      (Exhibit 4(d-11 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-12  --- Eleventh Supplemental Indenture dated as
                      of May 1, 1976.
                      (Exhibit 4(d-12 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-13  --- Twelfth Supplemental Indenture dated as
                      of August 1, 1981
                      (Exhibit 4(a)-13 to Form 10-K, dated
                      March 26, 1982)*
      4.1(a)-14  --- Thirteenth Supplemental Indenture dated
                      as of November 1, 1988
                      (Exhibit 4(d-14 to Form 8-K, dated
                      December 13, 1988)
      4.1(a)-15  --- Fourteenth Supplemental Indenture dated
                      as of November 1, 1991
                      (Exhibit 4.1(a)-15 to Form 10-Q, dated
                      November 11, 1991)
      4.1(a)-16  --- Fifteenth Supplemental Indenture dated
                      as of March 1, 1993
                      (Exhibit 4.1(a)-16 to Form 10-K, dated
                      March 25, 1993)
      4.1(b)     --- Installment Sales Contract between the
                      Village of L'Anse and UPPCO dated
                      May 1, 1974.
                      (Exhibit A-II to Form 8-K, dated
                      July 10, 1974)*
      4.1(c)-1   --- Lease and Security Agreement dated May 9,
                      1977 between UPPCO, as lessee and
                      debtor, and PruLease, Inc., as lessor
                      and secured party.
                      (Exhibit 5 to Form 10-K dated March 28,
                      1978)*
      4.1(c)-2   --- Amendment No. 1 to Lease and Security
                      Agreement dated June 29, 1979 between
                      UPPCO, as lessee and debtor, and
                      PruLease, Inc. as lessor and secured
                      party.
                      (Exhibit b(1)(d)15 to Registration No.
                      2-66759)*
      4.1(c)-3   --- Amendment No. 2 to Lease and Security
                      Agreement dated May 1, 1982 between
                      UPPCO, as lessee and debtor, and
                      PruLease, Inc. as lessor and secured
                      party.
                      (Exhibit 4(c)-3 to Form 10-K dated
                      March 28, 1983)*
      4.1(c)-4   --- Loan Agreement dated as of June 30, 1988
                      between UPPCO and First of America
                      Bank-Copper Country
                      (Exhibit 4.1(c)-4 to Form 10-K dated
                      March 29, 1989)
      4.1(d)     --- Lease Agreement dated as of November 13,
                      1991 between UPPCO and UPBDC
                      (Exhibit 4.1(d) to Form 10-K dated
                      March 25, 1992)

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

( 9)  Voting Trust Agreement                                N/A

(10)  Material Contracts

                   [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

      10.1(e)-8  --- Plant Operating Agreement, effective
                      June 1, 1988 between UPPCO and the
                      City of Escanaba
                      (Exhibit 10.1(e)-8 to Form 10-K dated
                      March 29, 1989)
      10.1(e)-9  --- Interconnection Agreement, effective
                      June 1, 1988 between UPPCO and the
                      City of Escanaba
                      (Exhibit 10.1(e)-9 to Form 10-K dated
                      March 29, 1989)
      10.1(e)-10 --- Dispatch Services Agreement, effective
                      September 8, 1988 between UPPCO and
                      the City of Escanaba
                      (Exhibit 10.1(e)-10 to Form 10-K dated
                      March 29, 1989)
      10.1(f)-1  --- Contract among UPPCO and Board of Light
                      and Power of the City of Marquette,
                      Michigan, dated September 7, 1978 for
                      20 mW of capacity from City of
                      Marquette plant. (Exhibit 10.1(f) to
                      Form 10-K, dated March 28, 1990)
      10.1(f)-2  --- Addendum to contract among UPPCO and
                      Board of Light and Power of the City of
                      Marquette, Michigan, dated February 16,
                      1982.
                      (Exhibit 10(f)-1 to Form 10-K, dated
                      March 26, 1982)*
      10.1(g)-1  --- Power Plant Operating Agreement dated as
                      of December 31, 1987 by and among UPPCO
                      and WEPCO pertaining to operating the
                      Presque Isle Power Plant and certain
                      related facilities
                      (Exhibit 10(g)-1 to Form 10-K, dated
                      March 29, 1988)*
      10.1(g)-1.1--- Power Plant Operating Agreement dated as
                      of July 26, 1990 by and among UPPCO
                      and WEPCO pertaining to operating the
                      Presque Isle Power Plant and certain
                      related facilities
                      (Exhibit 1 to Form 10-Q, dated
                      August 10, 1990)
      10.1(g)-2  --- Dispatch Agreement dated as of December
                      8, 1987 between UPPCO and WEPCO
                      pertaining to electric power dispatch
                      functions for the Presque Isle Power
                      Plant
                      (Exhibit 10(g)-2 to Form 10-K, dated
                      March 29, 1988)*
      10.1(g)-2. --- Amendment No. 1 to Dispatch Agreement
                      dated as of October 31, 1990 between
                      UPPCO and WEPCO pertaining to electric
                      power dispatch functions for the
                      Presque Isle Power Plant
                      (Exhibit 1 to Form 10-Q, dated
                      November 12, 1990)
      10.1(g)-3  --- Transmission Maintenance Agreement dated
                      as of December 31, 1987 between UPPCO
                      and WEPCO pertaining to the mainte-
                      nance of certain WEPCO transmission
                      and substation facilities
                      (Exhibit 10(g)-3 to Form 10-K, dated
                      March 29, 1988)*
      10.1(g)-3.1--- Amendment No. 1 to Transmission
                      Maintenance Agreement dated as of
                      October 31, 1990 between UPPCO and
                      WEPCO pertaining to the maintenance of
                      certain WEPCO transmission and sub-
                      station facilities
                      (Exhibit 2 to Form 10-Q, dated
                      November 12, 1990)
      10.1(g)-4  --- Joint Use of Transmission Agreement
                      dated as of December 8, 1987 between
                      UPPCO and WEPCO
                      (Exhibit 10(g)-4 to Form 10-K, dated
                      March 29, 1988)*
      10.1(g)-4.1--- Amendment No. 1 to Joint Use of
                      Transmission Agreement dated as of
                      October 31, 1990 between UPPCO and
                      WEPCO (Exhibit 3 to Form 10-Q, dated
                      November 12, 1990)
      10.1(g)-5  --- Amendment dated December 8, 1987 to
                      Interconnection Agreement dated April
                      9, 1974, as amended August 8, 1980 and
                      February 2, 1982, between UPPCO and
                      WEPCO
                      (Exhibit 10(g)-5 to Form 10-K, dated
                      March 29, 1988)*
      10.1(g)-6  --- Joint Use and Facility Sharing Agreement
                      dated as of October 9, 1990 between
                      UPPCO and WEPCO
                      (Exhibit 10.1(g)-6 to Form 10-K, dated
                      March 27, 1991)
      10.1(h)-1  --- Performance Incentive Plan for Officers
                      of UPPCO, effective January 1, 1990
                      (Exhibit 10.1(h)-1 to Form 10-K, dated
                      March 27, 1991)
      10.1(i)-1  --- Power Supply Agreement dated September
                      17, 1993 between UPPCO and Northern
                      States Power Company (Exhibit 1 to Form
                      10-K, dated March 24, 1994)

   *  Parenthetical references following descriptions of Upper
      Peninsula Power Company instruments are to filings made by that Company. 1934 ACT File No. is 0-1276

(11)  Statement re computation of per share earnings        N/A

(12)  Statements re computation of ratios                   N/A

(18)  Letter re change in accounting principles             N/A

(21)  Subsidiaries of the registrant:

      21(a)      --- UPPCO, incorporated in 1947 under the
                      laws of the State of Michigan doing
                      business under the same name.
      21(b)      --- UPBDC, incorporated in 1989 under the
                      laws of the state of Michigan doing
                      business under the same name.
      21(c)      --- PENVEST, incorporated in 1995 under the
                      laws of the State of Michigan doing
                      business under the same name.

(22)  Published report regarding matters submitted to vote
       of security holders                                  N/A

(23)  Consents of experts and counsel

      23(a)      --- Consent of Independent Certified Public
                      Accountants (Filed herewith)

(24)  Power of attorney                                     N/A

(27)  Financial Data Schedule
       (Filed herewith)

(28)  Information from reports furnished to state insurance
       regulatory authorities.                               N/A

(b)   Reports on Form 8-K filed in the fourth quarter of 1996.
      No reports on Form 8-K have been filed during the last quarter of 1996.

(c)   The exhibits filed herewith are identified above.

(d)   See Item (a)2 above.

(99)  Additional Exhibits

      99(a)      --- Notice of Annual Meeting and Proxy
                      Statement with respect to
                      Registrant's April 22, 1997
                      Annual Meeting of Shareholders
                      (Filed March 19, 1997)



                             S I G N A T U R E S

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UPPER PENINSULA ENERGY CORPORATION
                                       __________________________________
                                                  (Registrant)



Date:  March 27, 1997                  /s/ B. C. Arola
                                       __________________________________
                                           B. C. Arola
                                       Vice President, Treasurer and Secretary
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ L. Angeli           3/17/97        /s/ C. R. Fisher        3/17/97
_______________________________        ________________________________
L. Angeli, Director      (Date)        C. R. Fisher, Chairman    (Date)
                                        of the Board and President
                                       (Principal Executive Officer)


/s/ S. S. Benedict      3/17/97        /s/ T. M. Strong         3/17/97
_______________________________        ________________________________
S. S. Benedict, Director (Date)        T. M. Strong, Director    (Date)


/s/ R. T. Ederer        3/17/97        /s/ R. A. Ubbelohde     3/17/97
_______________________________        ________________________________
R. T. Ederer, Director   (Date)        R. A. Ubbelohde, Director (Date)


SCHEDULE II

             UPPER PENINSULA ENERGY CORPORATION AND SUBSIDIARIES
            ____________________________________________________
              VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

_______________________________________________________________________________________________

          COLUMN A                      COLUMN B            COLUMN C           COLUMN D      COLUMN E

                                                      .... ADDITIONS ....

                                        BALANCE AT   CHARGED     CHARGED       DEDUCTIONS    BALANCE AT
                                        BEGINNING      TO        TO OTHER      FROM          CLOSE
         DESCRIPTION                    OF YEAR      INCOME      ACCOUNTS(a)   RESERVES(b)   OF YEAR

YEAR ENDED DECEMBER 31, 1996
  Valuation account deducted from
   caption to which it applies -
   accumulated provision for
   doubtful accounts................    $ 86,436     $(51,100)   $114,904      $85,693       $ 64,547
                                        =============================================================

YEAR ENDED DECEMBER 31, 1995
  Valuation account deducted from
   caption to which it applies -
   accumulated provision for
   doubtful accounts................    $110,545     $ 42,900    $ (9,656)     $57,353       $ 86,436
                                        =============================================================

YEAR ENDED DECEMBER 31, 1994
  Valuation account deducted from
   caption to which it applies -
   accumulated provision for
   doubtful accounts................    $ 85,916     $ 70,900    $ 30,779      $77,050       $110,545
                                        =============================================================

<Fa>  Recovery of accounts previously written off.
<Fb>  Accounts written off.
________________________________________________________________________________________________
