Form 10-Q
period 1997-03-31
UPPER PENINSULA ENERGY CORP /NEW/
filed 1997-05-09
CIK 838868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly Period Ended     March 31, 1997
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission file number     0-17427
                                 -------


                       UPPER PENINSULA ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                 38-2817909
-------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan         49931-0130
-------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


(Registrant's telephone no., including area code)   (906) 487-5000
                                                    --------------


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report.)


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

As of April 30, 1997, 2,969,215 shares of common stock,

                                  no par value

-------------------------------------------------------------------------------


                       UPPER PENINSULA ENERGY CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------

Part I.    FINANCIAL INFORMATION                                             3

  Item 1.  Financial Statements                                              3

           Consolidated Statements of Income - Three Months Ended
           March 31, 1997 and March 31, 1996                                 3

           Consolidated Statements of Cash Flow - Three Months Ended
           March 31, 1997 and March 31, 1996                                 4

           Consolidated Balance Sheets - March 31, 1997 and December
           31, 1996

               Assets                                                        6

               Capitalization and Liabilities                                7


  Item 2.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations                                         8

Part II.   OTHER INFORMATION                                                11

  Items 1. through 5.                                                      N/A

  Item 6.  Exhibits and Reports on Form 8-K                                 11



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                      March 31
                                                                     (Unaudited)
                                                              -------------------------
                                                                 1997            1996
                                                              ----------      ---------
                                                                (Thousands of Dollars)

Operating Revenues..........................................   $  16,303      $  15,572
                                                               ------------------------
Operating Expenses:
  Operation - Power Supply Costs............................       5,633          4,693
            - Other.........................................       3,497          3,770
  Maintenance...............................................         652            824
  Depreciation and Amortization.............................       1,456          1,505
  Federal Income Tax Expense................................         942            861
  Taxes Other Than Federal Income Taxes -
    Ad Valorem..............................................         905            857
    Other...................................................         354            387
                                                               ------------------------
      Total.................................................      13,439         12,897
                                                               ------------------------
Operating Income............................................       2,864          2,675
                                                               ------------------------
Other Income (Deductions):
  Interest Income...........................................          40             17
  Other.....................................................         147             25
  Federal Income Tax Expense................................         (65)            (7)
                                                               ------------------------
      Total.................................................         122             35
                                                               ------------------------

Income Before Interest Charges..............................       2,986          2,710
                                                               ------------------------
Interest Charges:
  Interest on Long-Term Debt................................         969            974
  Amortization of Debt Expense..............................          19             19
  Other Interest Expense....................................          68             16
                                                               ------------------------
      Total.................................................       1,056          1,009
                                                               ------------------------
Income Before Dividends on Preferred Stock of Subsidiary....       1,930          1,701
Dividends on Preferred Stock of Subsidiary..................           6              6
                                                               ------------------------
Net Income..................................................   $   1,924      $   1,695
                                                               ========================

Average Number of Shares Outstanding........................   2,969,215      2,969,215

Earnings Per Share of Common Stock..........................   $    0.65      $    0.57

Dividends Paid Per Share of Common Stock....................   $    0.32      $  0.3125


Item 1.  Financial Statements (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   Three Months Ended
                                                                       March 31
                                                                      (Unaudited)
                                                               ------------------------
                                                                 1997           1996
                                                               ---------      ---------
                                                                (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income................................................   $   1,924      $   1,695
  Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
    Depreciation and Amortization...........................       1,456          1,505
    Dividends on Preferred Stock of Subsidiary..............           6              6
    Allowance for Equity Funds Used During Construction.....         (37)           (13)
    Deferred Federal Income Taxes and Investment Tax Credit.          96           (227)
    Prepaid and Accrued Pension.............................         (60)          (337)
    Other...................................................         188             45
  Changes in Assets and Liabilities:
    Accounts Receivable.....................................        (789)            43
    Inventories.............................................         (77)           (64)
    Prepayments.............................................         111             44
    Accrued Ad Valorem Taxes................................         (44)           (42)
    Accounts Payable and Accrued Accounts...................          45           (995)
                                                               ------------------------
      Cash Flows From Operating Activities..................       2,819          1,660
                                                               ------------------------
Cash Flows from Investing Activities:
  Plant and Property Additions (excluding Allowance for
   Funds Used During Construction)..........................      (1,958)        (2,367)
  Allowance for Borrowed Funds Used During Construction.....         (55)           (17)
  Other - Net...............................................          (1)             1
                                                               ------------------------
      Cash Flows from Investing Activities..................      (2,014)        (2,383)
                                                               ------------------------
Cash Flows From Financing Activities:
  Increase in Notes Payable.................................         350          1,300
  Dividends.................................................        (956)          (934)
                                                               ------------------------
      Cash Flows from Financing Activities..................        (606)           366
                                                               ------------------------



Item 1.  Financial Statements (continued)

                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

                                                                   Three Months Ended
                                                                       March 31
                                                                      (Unaudited)
                                                               ------------------------
                                                                 1997           1996
                                                               ---------      ---------
                                                                (Thousands of Dollars)

Net Increase (Decrease) in Cash and Cash Equivalents.......          199           (357)

Cash and Cash Equivalents at the Beginning of Period.......        2,064          3,249
                                                               ------------------------
Cash and Cash Equivalents at the End of Period.............    $   2,263      $   2,892
                                                               ========================
Supplemental Cash Flows Information:
  Interest Paid............................................    $     793      $     633
                                                               ========================
  Income Taxes Paid........................................    $       0      $       0
                                                               ========================



Item 1.  Financial Statements (continued)

                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                 March 31      December 31
                                                                   1997           1996
                                                                (Unaudited)
                                                                -----------    -----------
                                                                  (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service..................................    $ 165,140      $ 165,386
  Less Accumulated Depreciation and Amortization.............       77,208         75,970
                                                                 ------------------------

      Net Electric Plant in Service..........................       87,932         89,416
  Construction Work in Progress..............................       15,909         14,526
                                                                 ------------------------

      Net Utility Plant......................................      103,841        103,942
                                                                 ------------------------

Other Property...............................................       10,606          9,942
                                                                 ------------------------

Current Assets:
  Cash and Cash Equivalents..................................        2,263          2,064
  Accounts Receivable (less allowance for doubtful accounts
   of $68 in 1997 and $65 in 1996)...........................        6,984          6,476
  Revenue Receivable - Power Supply Cost Recovery-Net........          281
  Inventories - at average cost:
    Materials and Supplies...................................        2,090          2,030
    Fuel.....................................................          291            274
  Prepayments................................................          194            305
  Accrued Ad Valorem Taxes...................................        3,684          3,640
  Deferred Federal Income Taxes..............................          929          1,227
                                                                 ------------------------

      Total..................................................       16,716         16,016
                                                                 ------------------------

Deferred Debits and Other Assets:
  Unamortized Debt Expense (being amortized over the lives of
   debt issues)..............................................          497            508
  Intangible Pension Plan Asset..............................        1,595          1,595
  Other......................................................        1,677          1,675
                                                                 ------------------------
      Total..................................................        3,769          3,778
                                                                 ------------------------
                                                                 $ 134,932      $ 133,678
                                                                 ========================


                    CONSOLIDATED BALANCE SHEETS (continued)


CAPITALIZATION AND LIABILITIES

                                                                 March 31      December 31
                                                                   1997           1996
                                                                (Unaudited)
                                                                -----------    -----------
                                                                  (Thousands of Dollars)

Capitalization:
  Common Stock and Paid-In-Capital...........................    $  21,538      $  21,537
  Retained Earnings..........................................       22,555         21,581
                                                                 ------------------------
      Total Common Equity....................................       44,093         43,118

Redeemable Preferred Stock...................................          456            456
Long-Term Debt, less current maturities......................       43,266         43,266
                                                                  ------------------------
      Total Capitalization...................................       87,815         86,840
                                                                  ------------------------

Current Liabilities:
  Long-Term Debt Due Within One Year.........................          242            242
  Notes Payable..............................................        5,350          5,000
  Accounts Payable...........................................        4,626          4,182
  Accrued Accounts:
    Taxes - Ad Valorem.......................................        4,607          6,212
          - Other............................................        1,008             27
    Wages and Benefits.......................................        3,278          2,934
    Interest.................................................        1,265            965
    Revenue Payable - Power Supply Cost Recovery - Net.......                         531
    Other....................................................          116              4
                                                                 ------------------------
      Total..................................................       20,492         20,097
                                                                 ------------------------

Deferred Credits:
  Deferred Federal Income Taxes..............................        6,766          6,923
  Unamortized Investment Tax Credit..........................        2,697          2,742
  Customer Advances for Construction.........................        1,547          1,591
  Accrued Pensions...........................................        3,243          3,303
  Regulatory Liabilities.....................................        5,904          5,904
  Post Retirement Health and Life............................        3,821          3,780
  Other......................................................        2,647          2,498
                                                                 ------------------------
      Total..................................................       26,625         26,741
                                                                 ------------------------
Commitments and Contingencies................................
                                                                 ------------------------
                                                                 $ 134,932      $ 133,678
                                                                 ========================


Item 1.  Financial Statements (continued)
         --------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
         ----------------------------------------------------------------

      First Quarter of 1997 Compared to First Quarter of 1996
      ---------------------------------------------------------

      Operating revenues for the first quarter of 1997 were $16,303,000 compared to $15,572,000 for the same quarter of 1996, an increase of $731,000 (4.7%). The increase in revenues was mainly due to an increase in the unit cost of power supply and higher emergency sales to large industrial customers.

      Power supply costs for the first quarter increased 20.0% from the 1996 period. This increase is the result of a 7.9% rise in the average unit cost of power supply resulting from higher unit cost short-term power purchases and an 11.7% increase in mWh output to lines.

      Total other operation and maintenance expenses (excluding power supply cost) decreased 9.7% during the first quarter of 1997. The decrease reflects management's efforts to focus on projects that help streamline costs, improve customer satisfaction, and improve efficiencies.

      Depreciation expense decreased in the first quarter due to lower depreciation rates on the hydro plant accounts. Other taxes decreased 8.5% in the first quarter due to lower payroll related taxes reflecting fewer employees in the current period.

      Other income increased $87,000 from the first quarter of 1996 to the first quarter of 1997 due to revenues received from Mead Corporation under a management agreement requiring the sale of generation to Mead Corporation from the three hydroelectric generating facilities purchased from them during the second half of fiscal 1996.

      Interest charges increased $52,000 because of a higher level of short-term borrowings in the current period.

      Based on the above changes, net income increased $229,000 (13.5%), compared to the first quarter of 1996. Earnings per average common share for the three months ended March 31, 1997 were $0.65 compared to $0.57 for the same period in 1996.

                          Other Financial Information
                          ---------------------------

      During the first quarter of 1997, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $5,350,000 of short-term borrowings at March 31, 1997 compared to $5,000,000 at December 31, 1996.

      The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $16,699,000 of consolidated retained earnings is available at March 31, 1997, for payment of common stock cash dividends by the Corporation. At December 31, 1996 unrestricted retained earnings were approximately $15,659,000.

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



                          Part II - OTHER INFORMATION
                          ----------------------------

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
          --------------------------------

          (a)   List of Exhibits required by Item 601 of
                Regulation S-K

Exhibit No.                Description of Exhibit
-----------                ----------------------

    (2)      Plan of acquisition, reorganization, arrangement,
             liquidation or succession                                     N/A

    (4) Instruments defining the rights of security holders, including indentures

             [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

             4.1(a)-1   --  Indenture of Mortgage dated May 1, 1947
                            relating to UPPCO's First Mortgage Bonds.
                            (Exhibit 4(d)-1 to Form 8-K, dated
                            December 13, 1988)

             4.1(a)-2   --  Supplemental Indenture dated as of May 1, 1947.
                            (Exhibit 4(d)-2 to Form 8-K, dated December 13,
                            1988)

             4.1(a)-3   --  Second Supplemental Indenture dated as of
                            December 1, 1948.
                            (Exhibit 4(d)-3 to Form 8-K, dated December 13,
                            1988)

             4.1(a)-4   --  Third Supplemental Indenture dated as of
                            November 1, 1950.
                            (Exhibit b(1)(d)4 to Registration No. 2-66759)*

             4.1(a)-5   --  Fourth Supplemental Indenture dated as of
                            October 1, 1953.
                            (Exhibit b(1)(d)5 to Registration No. 2-66759)*

             4.1(a)-6   --  Fifth Supplemental Indenture dated as of
                            April 1, 1957.
                            (Exhibit b(1)(d)6 to Registration No. 2-66759)*

             4.1(a)-7   --  Sixth Supplemental Indenture dated as of
                            September 1, 1958.
                            (Exhibit b(1)(d)7 to Registration No. 2-66759)*

             4.1(a)-8   --  Seventh Supplemental Indenture dated as of
                            May 1,1961.
                            (Exhibit b(1)(d)8 to Registration No. 2-66759)*

             4.1(a)-9   --  Eighth Supplemental Indenture dated as of
                            May 1, 1963.
                            (Exhibit b(1)(d)9 to Registration No. 2-66759)*

             4.1(a)-10  --  Ninth Supplemental Indenture dated as of
                            January 1, 1971.
                            (Exhibit 4(d-10 to Form 8-K, dated December 13,
                            1988)

             4.1(a)-11  --  Tenth Supplemental Indenture dated as of
                            November 1, 1973.
                            (Exhibit 4(d-11 to Form 8-K, dated December 13,
                            1988)

             4.1(a)-12  --  Eleventh Supplemental Indenture dated as
                            of May 1, 1976.
                            (Exhibit 4(d-12 to Form 8-K, dated December 13,
                            1988)

             4.1(a)-13  --  Twelfth Supplemental Indenture dated as of
                            August 1, 1981 (Exhibit 4(a)-13 to Form 10-K, dated March 26, 1982)*

             4.1(a)-14  --  Thirteenth Supplemental Indenture dated as of
                            November 1, 1988 (Exhibit 4(d-14 to Form 8-K, dated December 13, 1988)

             4.1(a)-15  --  Fourteenth Supplemental Indenture dated as of
                            November 1, 1991 (Exhibit 4.1(a)-15 to Form 10-Q, dated November 11, 1991)

             4.1(a)-16  --  Fifteenth Supplemental Indenture dated as of
                            March 1, 1993 (Exhibit 4.1(a)-16 to Form 10-K, dated March 25, 1993)

             4.1(b)     --  Installment Sales Contract between the Village
                            of L'Anse and UPPCO dated May 1, 1974.
                            (Exhibit A-II to Form 8-K, dated July 10, 1974)*

             4.1(c)-4   --  Loan Agreement dated as of June 30, 1988 between
                            UPPCO and First of America Bank-Copper Country
                            (Exhibit 4.1(c)-4 to Form 10-K dated March 29,
                            1989)

             4.1(d)     --  Lease Agreement dated as of November 13, 1991
                            between UPPCO and UPBDC (Exhibit 4.1(d) to Form
                            10-K dated March 25, 1992)

             [INSTRUMENTS TO WHICH UPBDC IS A PARTY]

             4.2(a)     --  Trust Indenture, Mortgage and Security Agreement
                            dated November 1, 1991, relating to UPBDCO's
                            Senior Secured Note
                            (Exhibit 4.2(a) to Form 10-K dated March 25, 1992)

             4.2(c)     --  Loan Agreement dated as of June 20, 1989 between
                            UPBDC and National Bank of Detroit.
                            (Exhibit 4.2(c) to Form 10-K, dated March 28, 1990)

             4.2(d)     --  Lease Agreement dated as of November 13, 1991
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

   (18)      Letter re change in accounting principles                     N/A

   (19)      Report furnished to security holders                          N/A

   (22)      Published report regarding matters submitted to vote of
             security holders                                              N/A

   (23)      Consents of experts and counsel
             23(a) - Consent of Independent Certified Public Accountants   N/A

   (24)      Power of attorney                                             N/A

   (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only
             (Filed herewith)

   (99)      Additional Exhibits                                           N/A

Item  6(b).  Reports on Form 8-K

             No Form 8-K was filed during the quarter for which this report was filed.



                              S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       UPPER PENINSULA ENERGY CORPORATION
                                       ---------------------------------------
                                       (Registrant)



Date:  May 13, 1997


                                       /s/  B. C. Arola
                                       ---------------------------------------
                                       B. C. Arola
                                       Vice President, Treasurer and Secretary
                                       (Principal Financial Officer)