Form 10-Q
period 1997-06-30
UPPER PENINSULA ENERGY CORP /NEW/
filed 1997-08-14
CIK 838868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-Q

(Mark One)
[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended              June 30, 1997
                            -------------------------------------
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number     0-17427
                        -----------

                     UPPER PENINSULA ENERGY CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Michigan                                   38-2817909
-----------------------------------              -------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)

     600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan      49931-0130
-------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

       (Registrant's telephone no., including area code)  (906) 487-5000
                                                          --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No
                                                -------        -------


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1997, 2,950,001 shares of common stock, no par value
-------------------------------------------------------------------------------

                     UPPER PENINSULA ENERGY CORPORATION

                                  FORM 10-Q

                                JUNE 30, 1997

                              TABLE OF CONTENTS

                                                               Page No.
                                                               --------

Part I.    FINANCIAL INFORMATION                                   3

  Item 1.  Financial Statements (Unaudited)                        3

           Consolidated Statements of Income - Three
           Months Ended June 30, 1997 and June 30, 1996            3

           Consolidated Statements of Income - Six
           Months Ended June 30, 1997 and June 30, 1996            4

           Consolidated Statements of Cash Flow -
           Six Months Ended June 30, 1997 and
           June 30, 1996                                           5

           Consolidated Balance Sheets - June 30,
           1997 and December 31, 1996

             Assets                                                7
             Capitalization and Liabilities                        8

           Notes to Consolidated Financial Statements              9


  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                             10

Part II.   OTHER INFORMATION                                      14

  Items 1. through 4.                                             N/A

  Item 5.  Other Information                                      14

  Item 6.  Exhibits and Reports on Form 8-K                       14

Signatures                                                        18

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                        June 30
                                                      (Unaudited)
                                                 ----------------------
                                                   1997           1996
                                                 (Thousands of Dollars)

Operating Revenues..........................     $13,796        $13,810
                                                 ----------------------
Operating Expenses:
  Operation -   Power Supply Costs..........       4,619          4,121
            -   Other.......................       3,727          3,679
  Maintenance...............................         699            749
  Depreciation and Amortization.............       1,457          1,505
  Federal Income Tax .......................         350            513
  Taxes Other Than Federal Income Taxes -
    Ad Valorem..............................         904            851
    Other...................................         297            361
                                                 ----------------------
      Total.................................      12,053         11,779
                                                 ----------------------
Operating Income............................       1,743          2,031
                                                 ----------------------
Other Income (Deductions):
  Interest Income...........................          59             22
  Other.....................................          49              1
  Federal Income Tax Expense................         (47)            (2)
                                                 ----------------------
      Total.................................          61             21
                                                 ----------------------

Income Before Interest Charges..............       1,804          2,052
                                                 ----------------------
Interest Charges:
  Interest on Long-Term Debt................         968            972
  Amortization of Debt Expense..............          18             18
  Other Interest Expense....................         147             44
                                                 ----------------------
      Total.................................       1,133          1,034
                                                 ----------------------
Income Before Dividends on Preferred
 Stock of Subsidiary........................         671          1,018
Dividends on Preferred Stock of
 Subsidiary.................................           5              6
                                                 ----------------------
Net Income..................................     $   666        $ 1,012
                                                 ======================
Average Number of Shares Outstanding........   2,969,215      2,969,215

Earnings Per Share of Common Stock..........     $  0.22        $  0.34

Dividends Paid Per Share of Common Stock....     $  0.32        $0.3125


See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Six Months Ended
                                                          June 30
                                                        (Unaudited)
                                                   ----------------------
                                                     1997           1996
                                                   (Thousands of Dollars)

Operating Revenues............................     $30,099        $29,382
                                                   ----------------------
Operating Expenses:
  Operation -   Power Supply Costs............      10,252          8,814
            -   Other.........................       7,224          7,449
  Maintenance.................................       1,351          1,573
  Depreciation and Amortization...............       2,913          3,010
  Federal Income Tax..........................       1,292          1,374
  Taxes Other Than Federal Income Taxes -
    Ad Valorem................................       1,809          1,708
    Other.....................................         651            748
                                                   ----------------------
      Total...................................      25,492         24,676
                                                   ----------------------
Operating Income..............................       4,607          4,706
                                                   ----------------------
Other Income (Deductions):
  Interest Income.............................          99             39
  Other.......................................         196             26
  Federal Income Tax Expense..................        (112)            (9)
                                                   ----------------------
      Total...................................         183             56
                                                   ----------------------
Income Before Interest Charges................       4,790          4,762
                                                   ----------------------
Interest Charges:
  Interest on Long-Term Debt..................       1,937          1,946
  Amortization of Debt Expense................          37             37
  Other Interest Expense......................         215             60
                                                   ----------------------
      Total...................................       2,189          2,043
                                                   ----------------------
Income Before Dividends on Preferred
 Stock of Subsidiary..........................       2,601          2,719
Dividends on Preferred Stock of
 Subsidiary...................................          11             12
                                                   ----------------------
Net Income....................................     $ 2,590        $ 2,707
                                                   ======================
Average Number of Shares Outstanding..........   2,969,215      2,969,215


Earnings Per Share of Common Stock............     $  0.87        $  0.91

Dividends Paid Per Share of Common Stock......     $  0.64        $ 0.625


See notes to consolidated financial statements

                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      Six Months Ended
                                                          June 30
                                                        (Unaudited)
                                                   ----------------------
                                                     1997           1996
                                                   (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income....................................   $ 2,590        $ 2,707
  Adjustments to Reconcile Net Income
   to Net Cash Flows from Operating
  Activities:
    Depreciation and Amortization...............     2,913          3,010
    Dividends on Preferred Stock of
     Subsidiary.................................        11             12
    Allowance for Equity Funds Used
     During Construction........................       (37)           (38)
    Deferred Federal Income Taxes and
     Investment Tax Credit......................        13            (87)
    Prepaid and Accrued Pension.................      (183)          (740)
    Other.......................................       769            379
  Changes in Assets and Liabilities:
    Accounts Receivable.........................        25          1,030
    Inventories.................................      (151)          (127)
    Prepayments.................................      (122)            (4)
    Accrued Ad Valorem Taxes....................       (89)           (84)
    Accounts Payable and Accrued Accounts.......      (962)        (1,735)
                                                   ----------------------
      Cash Flows From Operating Activities......     4,777          4,323
                                                   ----------------------
Cash Flows from Investing Activities:
    Plant and Property Additions
     (excluding Allowance for Borrowed
     Funds Used During Construction)............    (3,545)        (4,724)
    Allowance for Borrowed Funds Used
     During Construction........................       (55)           (50)
    Other - Net.................................       (83)           (75)
                                                   ----------------------
      Cash Flows from Investing Activities......    (3,683)        (4,849)
                                                   ----------------------
Cash Flows From Financing Activities:
    Retirement of Long-Term Debt and
     Preferred Stock............................      (177)          (207)
    Dividends...................................    (1,911)        (1,868)
    Issuance of Notes Payable...................     2,600          2,500
                                                   ----------------------
      Cash Flows from Financing Activities......       512            425
                                                   ----------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents...............................     1,606           (101)

Cash and Cash Equivalents at the
 Beginning of Period............................     2,064          3,249
                                                   ----------------------
Cash and Cash Equivalents at the End
 of Period......................................   $ 3,670        $ 3,148
                                                   ======================
Supplemental Cash Flows Information:
  Interest Paid.................................   $ 2,272        $ 2,049
                                                   ======================
  Income Taxes Paid.............................   $   950        $ 1,250
                                                   ======================

See notes to consolidated financial statements

                         CONSOLIDATED BALANCE SHEETS

ASSETS

                                          June 30    December 31
                                            1997         1996
                                          ----------------------
                                          (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............   $164,920     $165,386
  Less Accumulated Depreciation and
   Amortization........................     78,461       75,970
                                          ---------------------

      Net Electric Plant in Service....     86,459       89,416
  Construction Work in Progress........     17,016       14,526
                                          ---------------------

      Net Utility Plant................    103,475      103,942
                                          ---------------------

Other Property.........................     11,107        9,942
                                          ---------------------

Current Assets:
  Cash and Cash Equivalents............      3,670        2,064
  Accounts Receivable (less allowance
   for doubtful accounts of $67 in
   1997 and $65 in 1996)...............      6,243        6,476
  Revenue Receivable - Power Supply
   Cost Recovery-Net...................        208
  Inventories - at average cost:
    Materials and Supplies.............      2,186        2,030
    Fuel...............................        269          274
  Prepayments..........................        427          305
  Accrued Ad Valorem Taxes.............      3,729        3,640
  Deferred Federal Income Taxes........        963        1,227
                                          ---------------------

      Total............................     17,695       16,016
                                          ---------------------

Deferred Debits and Other Assets:
  Unamortized Debt Expense ............        487          508
  Intangible Pension Plan Asset........      1,595        1,595
  Other................................      1,728        1,675
                                          ---------------------
      Total............................      3,810        3,778
                                          ---------------------
                                          $136,087     $133,678
                                          =====================

See notes to consolidated financial statements

                   CONSOLIDATED BALANCE SHEETS (continued)

CAPITALIZATION AND LIABILITIES

                                          June 30    December 31
                                            1997         1996
                                          ----------------------
                                          (Thousands of Dollars)
Capitalization:
  Common Stock and Paid-In-Capital.....   $ 21,507      $ 21,537
  Retained Earnings....................     22,271        21,581
                                          ----------------------
      Total Common Equity..............     43,778        43,118

  Redeemable Preferred Stock...........        451           456
  Long-Term Debt, less current
   maturities..........................     43,083        43,266
                                          ----------------------
      Total Capitalization.............     87,312        86,840
                                          ----------------------

Current Liabilities:
  Long-Term Debt Due Within One Year...        253           242
  Notes Payable........................      7,600         5,000
  Accounts Payable.....................      4,113         4,182
  Accrued Accounts:
    Taxes - Ad Valorem.................      5,575         6,212
          - Other......................        422            27
    Wages and Benefits.................      2,800         2,934
    Interest...........................        901           965
    Revenue Payable - Power Supply
     Cost Recovery-Net.................                      531
    Other..............................         82             4
                                          ----------------------
      Total............................     21,746        20,097
                                          ----------------------

Deferred Credits:
  Deferred Federal Income Taxes........      6,763         6,923
  Unamortized Investment Tax Credit....      2,651         2,742
  Customer Advances for Construction...      1,702         1,591
  Accrued Pensions.....................      3,120         3,303
  Regulatory Liabilities...............      5,905         5,904
  Post Retirement Health and Life......      4,249         3,780
  Other................................      2,639         2,498
                                          ----------------------
      Total............................     27,029        26,741
                                          ----------------------
Commitments and Contingencies..........
                                          ----------------------
                                          $136,087      $133,678
                                          ======================

See notes to consolidated financial statements

Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, the information furnished reflects all adjustments of a normal recurring nature which are necessary for a fair statement of results for the interim periods presented. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations
         -------------------------------------------------

Results of Operations

      Second Quarter of 1997 Compared to Second Quarter of 1996
      ---------------------------------------------------------

      Operating revenues for the second quarter of 1997 were $13,796,000 compared to $13,810,000 for the same quarter of 1996. Although energy sales remained relatively unchanged in total, higher unit rate residential sales decreased 3.7% resulting in lower revenues. However, the higher average unit power supply cost pass through kept the decrease to only $14,000 for the quarter.

      Power supply costs for the second quarter increased 12.08% from the 1996 period. This increase is the result of a rise in the average unit cost of power supply resulting from higher unit cost power purchases.

      Total other operation and maintenance expenses (excluding power supply cost) were virtually the same during the second quarter of 1997 compared to the second quarter of 1996.

      Depreciation expense decreased (3.2%) in the second quarter due to lower depreciation rates on the hydro plant accounts. Ad valorem taxes increased 6.2% in the second quarter due to an increase in electric plant in service. Other taxes decreased 17.7% in the second quarter due to lower payroll related taxes reflecting fewer employees in the current period.

      Other income increased $40,000 from the second quarter of 1996 to the second quarter of 1997 due to revenues received under a management agreement requiring the sale of generation to Mead Corporation from the three hydroelectric generating facilities purchased from them during the second half of fiscal 1996.

      Interest charges increased $99,000 because of a higher level of short-term borrowings in the current period.

      Based on the above changes, net income decreased $346,000 (34.2%), compared to the second quarter of 1996. Earnings per average common share for the three months ended June 30, 1997 were $0.22 compared to $0.34 for the same period in 1996.

                      First Six Months of 1997 Compared
                         to First Six Months of 1996
                      ---------------------------------

      Net income decreased $117,000 in the first six months of 1997 compared to the same period last year. Earnings per average common share for the six months ended June 30, 1997 and 1996 were 0.87 and 0.91 respectively.

      Operating revenues for the six months ended June 30, 1997 were $30,099,000 compared to $29,382,000 for the corresponding period of the prior year, an increase of $717,000 (2.4%). The increase in revenues was mainly due to an increase in the unit cost of power supply and higher emergency sales to large industrial customers.

      Power supply costs for the six months ended June 30, 1997 were $1,438,000 (16.3%) higher than the previous period. This increase is the result of a rise in the average unit cost of power supply resulting from higher unit cost power purchases.

      Total other operation and maintenance expenses decreased $447,000 (5.0%) for the six months ended June 30, 1997 due mainly to efficiencies recognized from the implementation of our customer call center and a lower level of expense on our transmission and distribution system.

      Depreciation expense decreased in the current period due to lower depreciation rates on the hydro plant accounts.

      Ad valorem taxes increased 5.9% for the first six months of 1997 due to an increase in electric plant in service. Other taxes decreased 13.0% in the current period due to lower payroll related taxes reflecting fewer employees in the current period.

      Other income increased $127,000 in the first six months of 1997 compared to the first six months of 1996 due to revenues received under a management agreement requiring the sale of generation to Mead Corporation from the three hydroelectric generating facilities purchased from them during the second half of fiscal 1996.

      Interest charges increased $146,000 because of a higher level of short-term borrowings in the current period.

                         Other Financial Information
                         ---------------------------

Liquidity and Capital Resources

      During the second quarter of 1997, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $7,600,000 of short-term borrowings at June 30, 1997 compared to $5,000,000 at December 31, 1996.

      The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $16,417,000 of consolidated retained earnings is available at June 30, 1997, for payment of common stock cash dividends by the Corporation. At December 31, 1996 unrestricted retained earnings were approximately $15,659,000.

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

      On July 10, 1997 Upper Peninsula Energy Corporation (UPEN) and WPS Resources Corporation (NYSE:WPS) announced that their Boards of Directors had approved an agreement to merge the two energy companies. WPS's principal subsidiary is Wisconsin Public Service Corporation (WPSC), an electric and natural gas utility headquartered in Green Bay, Wisconsin. It serves 400,000 customers in northeastern and north central Wisconsin as well as a small portion of Michigan's Upper Peninsula. WPS's other subsidiaries include WPS Energy Services, Inc., which provides marketing services and energy project management services in the non-regulated energy marketplace, and WPS Power Development, Inc., which develops electric generation projects and provides services to the non-regulated electric generation industry. WPS's revenues for the year ending December 31, 1996, were $858,254,000. The transaction will be structured as a tax-free, stock-for-stock exchange in which holders of UPEN common stock will receive .90 shares of WPS common stock for each share of UPEN common stock they own. The merger is subject to approval by shareholders of UPEN (expected in the last quarter of 1997), the Securities and Exchange Commission, and the Federal Energy Regulatory Commission. Following the necessary approvals, UPEN will be merged into WPS and Upper Peninsula Power Company (UPPCO) will become a wholly owned subsidiary of WPS. There are no plans to change UPPCO's name and the Houghton office will continue to serve as its headquarters. UPEN shareholders will be receiving detailed merger information in proxy materials that will be mailed later this year.

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
                   Village of L'Anse and UPPCO dated May 1, 1974.
                   (Exhibit A-II to Form 8-K, dated
                   July 10, 1974)*
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
                   Accountants                                            N/A

   (24)            Power of attorney                                      N/A

   (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                   Commission for information only
                   (Filed herewith)

   (99)            Additional Exhibits                                    N/A

Item   6(b).  Reports on Form 8-K
              -------------------

              A current report on Form 8-K was filed on July 17, 1997 reporting
              on a definitive Agreement and Plan   of Merger between Upper
              Peninsula Energy Corporation   and WPS Resources Corporation.

                             S I G N A T U R E S
                             - - - - - - - - - -


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UPPER PENINSULA ENERGY CORPORATION
                                             (Registrant)



Date:  August 14, 1997


                                                 /s/ B. C. Arola
                                                     B. C. Arola
                                     Vice President, Treasurer and Secretary
                                          (Principal Financial Officer)