Form 10-Q
period 1997-09-30
UPPER PENINSULA ENERGY CORP /NEW/
filed 1997-11-14
CIK 838868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-Q

(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended           September 30, 1997

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number     0-17427

                     UPPER PENINSULA ENERGY CORPORATION
           (Exact name of registrant as specified in its charter)

             Michigan                               38-2817909
___________________________________          _________________________
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan       49931-0130
______________________________________________________________________
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone no., including area code)       (906) 487-5000
                                                        ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No
                                                     _______       _______


               APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1997, 2,950,001 shares of common stock, no par value
__________________________________________________________________________

                      UPPER PENINSULA ENERGY CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                   Page No.
                                                                   ________

Part I.    FINANCIAL INFORMATION                                        3

  Item 1.  Financial Statements (Unaudited)                             3

           Consolidated Statements of Income - Three
           Months Ended September 30, 1997 and
           September 30, 1996                                           3

           Consolidated Statements of Income - Nine
           Months Ended September 30, 1997 and
           September 30, 1996                                           4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and
           September 30, 1996                                           5

           Consolidated Balance Sheets - September 30,
           1997 and December 31, 1996

             Assets                                                     7
             Capitalization and Liabilities                             8

           Notes to Consolidated Financial Statements                   9


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 10

Part II.   OTHER INFORMATION                                          14

  Items 1. through 4.                                                N/A

  Item 5.  Other Information                                          14

  Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                            18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30
                                                           (Unaudited)
                                                       ___________________
                                                         1997       1996
                                                      (Thousands of Dollars)

Operating Revenues..................................   $14,893    $14,079
                                                       _______    _______
Operating Expenses:
  Operation - Power Supply Costs....................     5,321      4,438
            - Other.................................     4,805      3,563
  Maintenance.......................................       669        659
  Depreciation and Amortization.....................     1,486      1,505
  Federal Income Tax Expense........................       392        745
  Taxes Other Than Federal Income Taxes -
    Ad Valorem......................................       907        854
    Other...........................................       324        303
                                                       _______    _______
      Total.........................................    13,904     12,067
                                                       _______    _______
Operating Income....................................       989      2,012
                                                       _______    _______
Other Income (Deductions):
  Interest Income...................................        74         18
  Other.............................................         6         37
  Federal Income Tax Expense........................       (47)       (13)
                                                       _______    _______
      Total.........................................        33         42
                                                       _______    _______

Income Before Interest Charges......................     1,022      2,054
                                                       _______    _______
Interest Charges:
  Interest on Long-Term Debt........................       966        971
  Amortization of Debt Expense......................        19         19
  Other Interest Expense............................       178         57
                                                       _______    _______
      Total.........................................     1,163      1,047
                                                       _______    _______
Income Before Dividends on Preferred
  Stock of Subsidiary...............................      (141)     1,007
Dividends on Preferred Stock of
  Subsidiary........................................         6          5
                                                       _______    _______
Net Income (Loss)...................................   $  (147)   $ 1,002
                                                       =======    =======
Average Number of Common Shares
  Outstanding....................................... 2,953,760  2,969,215

Earnings (Loss) Per Share of Common Stock...........    ($0.05)     $0.34

Dividends Paid Per Share of Common Stock............     $0.32      $0.3125

See notes to consolidated financial statements

                       PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF INCOME

                                                       Nine Months Ended
                                                         September 30
                                                          (Unaudited)
                                                     _____________________
                                                        1997      1996
                                                    (Thousands of Dollars)

Operating Revenues.................................   $44,992    $43,461
                                                      _______     ______
Operating Expenses:
  Operation - Power Supply Costs...................    15,573     13,252
            - Other................................    12,029     11,012
  Maintenance......................................     2,020      2,232
  Depreciation and Amortization....................     4,399      4,515
  Federal Income Tax Expense.......................     1,684      2,119
  Taxes Other Than Federal Income Taxes -
    Ad Valorem.....................................     2,716      2,562
    Other..........................................       975      1,051
                                                      _______    _______
          Total....................................    39,396     36,743
                                                      _______    _______

Operating Income...................................     5,596      6,718
                                                      _______    _______
Other Income (Deductions):
  Interest Income..................................       173         57
  Other............................................       202         63
  Federal Income Tax Expense.......................      (159)       (22)
                                                      _______    _______
          Total....................................       216         98
                                                      _______    _______
Income Before Interest Charges.....................     5,812      6,816
                                                      _______    _______
Interest Charges:
  Interest on Long-Term Debt.......................     2,903      2,917
  Amortization of Debt Expense.....................        56         56
  Other Interest Expense...........................       393        117
                                                      _______    _______
          Total....................................     3,352      3,090
                                                      _______    _______
Income Before Dividends on Preferred
  Stock of Subsidiary..............................     2,460      3,726
Dividends on Preferred Stock of
  Subsidiary.......................................        17         17
                                                      _______    _______
Net Income.........................................   $ 2,443    $ 3,709
                                                      =======    =======
Average Number of Common Shares
  Outstanding...................................... 2,964,007  2,969,215

Earnings Per Share of Common Stock.................     $0.82      $1.25

Dividends Paid Per Share of Common Stock..              $0.96      $0.94

See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Nine Months Ended
                                                September 30
                                                (Unaudited)
                                            ____________________
                                               1997       1996
                                           (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income..............................   $ 2,443    $ 3,709
  Adjustments to Reconcile Net Income
  to Net Cash Flows from Operating
  Activities:
    Depreciation and Amortization.........     4,399      4,515
    Dividends on Preferred Stock of
      Subsidiary..........................        17         17
    Allowance for Equity Funds Used
      During Construction.................       (37)       (69)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............       676        127
    Prepaid and Accrued Pension...........    (2,007)      (449)
    Other.................................     1,299        823
  Changes in Assets and Liabilities:
    Accounts Receivable...................      (860)     1,336
    Inventories...........................       (48)      (122)
    Prepayments...........................      (222)      (119)
    Accrued Ad Valorem Taxes..............      (133)      (126)
    Accounts Payable and Accrued Accounts.    (1,588)    (1,712)
                                             _______    _______
        Cash Flows From Operating
        Activities........................     3,939      7,930
                                             _______    _______
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Borrowed
       Funds Used During Construction)...     (4,811)    (9,382)
    Allowance for Borrowed Funds Used
      During Construction.................       (55)       (91)
    Other - Net...........................       (80)       (96)
                                             _______    ________
        Cash Flows from Investing
          Activities......................    (4,946)    (9,569)
                                             _______    ________
Cash Flows From Financing Activities:
    Repurchase of Common Stock............      (379)
    Retirement of Long-Term Debt and
      Preferred Stock.....................      (183)      (208)
    Dividends.............................    (2,867)    (2,801)
    Issuance of Notes Payable.............     4,600      3,500
                                             _______    _______
        Cash Flows from Financing
          Activities......................     1,171        491
                                             _______    _______

                                             Nine Months Ended
                                               September 30
                                                (Unaudited)
                                            ____________________
                                               1997       1996
                                           (Thousands of Dollars)

Net Increase (Decrease) in Cash and
  Cash Equivalents........................       164     (1,148)

Cash and Cash Equivalents at the
  Beginning of Period.....................     2,064      3,249
                                             ________   ________
Cash and Cash Equivalents at the End
  of Period...............................   $ 2,228    $ 2,101
                                             ========   ========
Supplemental Cash Flows Information:
    Interest Paid.........................   $ 3,042    $ 2,725
                                             ========   ========
    Income Taxes Paid.....................   $   950    $ 1,475
                                             ========   ========

See notes to consolidated financial statements

                    CONSOLIDATED BALANCE SHEETS

ASSETS

                                       September 30  December 31
                                           1997         1996
                                              (Unaudited)
                                       _________________________
                                         (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............  $164,920      $165,386
  Less Accumulated Depreciation and
    Amortization.......................    79,656        75,970
                                         ________      ________

        Net Electric Plant in Service..    85,264        89,416
  Construction Work in Progress........    17,663        14,526
                                         ________      ________

        Net Utility Plant..............   102,927       103,942
                                         ________      ________

Other Property and Investments.........    11,371         9,942
                                         ________      ________

Current Assets:
  Cash and Cash Equivalents............     2,228         2,064
  Accounts Receivable (less allowance
    for doubtful accounts of $64 in
      1997 and $65 in 1996)............     6,797         6,476
  Revenue Receivable - Power Supply
    Cost Recovery-Net..................       539
  Inventories - at average cost:
    Materials and Supplies.............     2,075         2,030
    Fuel...............................       277           274
  Prepayments..........................       527           305
  Accrued Ad Valorem Taxes.............     3,773         3,640
  Deferred Federal Income Taxes........       816         1,227
                                         ________      ________

        Total..........................    17,032        16,016
                                         ________      ________

Deferred Debits and Other Assets:
  Unamortized Debt Expense ............       476           508
  Intangible Pension Plan Asset........     1,595         1,595
  Other................................     1,726         1,675
                                         ________      ________
        Total..........................     3,797         3,778
                                         ________      ________

                                         $135,127      $133,678
                                         ========      ========

See notes to consolidated financial statements

CAPITALIZATION AND LIABILITIES

                                       September 30  December 31
                                           1997         1996
                                       ____________  ___________
                                         (Thousands of Dollars)

Capitalization:
  Common Stock and Paid-In-Capital.....  $ 21,129      $ 21,537
  Retained Earnings....................    21,174        21,581
                                         ________      ________
        Total Common Equity............    42,303        43,118

  Redeemable Preferred Stock...........       445           456
  Long-Term Debt, less current
    maturities.........................    43,083        43,266
                                         ________      ________
        Total Capitalization...........    85,831        86,840
                                         ________      ________

Current Liabilities:
  Long-Term Debt Due Within One Year...       253           242
  Notes Payable........................     9,600         5,000
  Accounts Payable.....................     3,154         4,182
  Accrued Accounts:
    Taxes - Ad Valorem.................     5,262         6,212
          - Other......................       293            27
    Wages and Benefits.................     3,280         2,934
    Interest...........................     1,275           965
    Revenue Payable - Power Supply
      Cost Recovery-Net................                     531
    Dividends..........................         4             4
                                         ________      ________
        Total..........................    23,121        20,097
                                         ________      ________

Deferred Credits:
  Deferred Federal Income Taxes........     7,324         6,923
  Unamortized Investment Tax Credit....     2,606         2,742
  Customer Advances for Construction...     1,950         1,591
  Accrued Pensions.....................     1,296         3,303
  Regulatory Liabilities...............     5,904         5,904
  Postretirement Health and Life.......     4,473         3,780
  Other................................     2,622         2,498
                                         ________      ________
        Total..........................    26,175        26,741
                                         ________      ________
Commitments and Contingencies..........
                                         ________      ________

                                         $135,127      $133,678
                                         ========      ========

See notes to consolidated financial statements

Item 1.  Notes to Consolidated Financial Statements (Unaudited)
         ______________________________________________________

Accounting Policies
      The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      In the opinion of management, the information furnished reflects all adjustments of a normal recurring nature which are necessary for a fair statement of results for the interim periods presented. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         _________________________________________________

Results of Operations

      Third Quarter of 1997 Compared to Third Quarter of 1996
      _______________________________________________________

      The expensing of $1,452,000 of merger related costs (a potential merger between UPEN and Wisconsin Public Service Resources (WPSR) was announced in July 1997) caused a decrease in net income of $1,149,000 during the third quarter of 1997 compared to the same period of 1996. Due to the expensing of these merger costs, earnings per share of common stock declined to ($0.05) as compared to $0.34 for the same period last year. Excluding these merger costs, earnings for the third quarter increased slightly over the previous period.
      Operating revenues for the third quarter of 1997 were $14,893,000 compared to $14,079,000 for the same quarter of 1996. The increase resulted from a higher average unit power supply cost pass through together with a 3.8% increase in energy sales due primarily to higher emergency rate sales in the large industrial category.
      Power supply costs for the third quarter were $5,321,000 (19.9%) higher than the previous period. This increase is the result of a 17.5% rise in the average unit cost of power supply resulting from higher unit cost power purchases and a decrease of 52.7% in lower hydro generation.
     Total other operation and maintenance expenses (excluding power supply cost and the previously mentioned merger costs) decreased 4.7% during the third quarter of 1997 compared to the third quarter of 1996 due mainly to lower administrative and general costs. In order to enhance shareholder value by facilitating the potential merger between UPEN and WPSR, participants of the Performance Incentive Plan surrendered all shares of UPEN restricted stock previously granted to them in 1996. This transaction, booked in the third quarter of 1997, was the main contributor to the decrease in administrative and general costs.
      Depreciation expense decreased (1.3%) in the third quarter due to lower depreciation rates on the hydro plant accounts. Ad valorem taxes increased 6.2% in the second quarter due to an increase in electric plant in service. Other taxes increased $21,000 in the third quarter due to a prior year adjustment in the Michigan Single Business taxes.
      Interest charges increased $116,000 because of a higher level of short-term borrowings in the current period.

                    First Nine Months of 1997 Compared
                       to First Nine Months of 1996
                    __________________________________

      Due to costs associated with the previously mentioned potential merger, net income for the first nine months of 1997 decreased $1,266,000 compared to the same period in 1996. As a result, earnings per common share were $0.82 for the first nine months of 1997 as compared to $1.25 for the same period in 1996. Excluding these merger costs, earnings for the two periods would have been the same.
      Operating revenues for the nine months ended September 30, 1997 were $44,992,000 compared to $43,461,000 for the corresponding period of the prior year, an increase of $1,531,000 (3.5%). The increase in revenues was mainly due to an increase in the unit cost of power supply and higher emergency sales to large industrial customers.

      Power supply costs for the nine months ended September 30, 1997 were $2,321,000 (17.5%) higher than the previous period. This increase is the result of an 11.1% rise in the average unit cost of power supply resulting from higher unit cost power purchases and a decrease of 14.8% in hydro generation.
      Total other operation and maintenance expenses (excluding power supply cost and aforementioned merger costs) decreased $647,000 (4.9%) for the nine months ended September 30, 1997 due mainly to efficiencies recognized from the implementation of our customer call center and a lower level of expense in all other areas of our operation.
      Depreciation expense decreased 2.6% in the current period due to lower depreciation rates on the hydro plant accounts.
      Ad valorem taxes increased 6.0% for the first nine months of 1997 due to an increase in electric plant in service. Other taxes decreased 7.2% in the current period due to lower payroll related taxes reflecting fewer employees in the current period.
      Other income increased $118,000 in the first nine months of 1997 compared to the first nine months of 1996 due to revenues received under a management agreement requiring the sale of generation from the three hydroelectric generating facilities purchased from them during the second half of fiscal 1996.
      Interest charges increased $262,000 because of a higher level of short-term borrowings in the current period.

                       Other Financial Information
                       ___________________________

Liquidity and Capital Resources
      During the third quarter of 1997, the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $9,600,000 of short-term borrowings at September 30, 1997 compared to $5,000,000 at December 31, 1996.
      The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $16,652,000 of consolidated retained earnings is available at September 30, 1997, for payment of common stock cash dividends by the Corporation. At December 31, 1996 unrestricted retained earnings were approximately $15,659,000.
      The Company expects to incur development costs to modify existing computer programs to accommodate the year 2000 and beyond. The Company is currently evaluating its alternatives for the most cost-effective means for these modifications. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the results of operations or financial position of the Company.
      The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

                         Part II - OTHER INFORMATION
                         ___________________________

Item  1.  Legal Proceedings                                  N/A

Item  2.  Changes in Securities                              N/A

Item  3.  Defaults Upon Senior Securities                    N/A

Item  4.  Submission of Matters to a Vote of
          Security Holders                                   N/A

Item  5.  Other Information

      On July 10, 1997 Upper Peninsula Energy Corporation (UPEN) and WPS Resources Corporation (NYSE:WPS) announced that their Boards of Directors had approved an agreement to merge the two energy companies. WPS's principal subsidiary is Wisconsin Public Service Corporation (WPSC), an electric and natural gas utility headquartered in Green Bay, Wisconsin. It serves 400,000 customers in northeastern and north central Wisconsin as well as a small portion of Michigan's Upper Peninsula. WPS's other subsidiaries include WPS Energy Services, Inc., which provides marketing services and energy project management services in the non-regulated energy marketplace, and WPS Power Development, Inc., which develops electric generation projects and provides services to the non-regulated electric generation industry. WPS's revenues for the year ending December 31, 1996, were $858,254,000. The transaction will be structured as a tax-free, stock-for-stock exchange in which holders of UPEN common stock will receive .90 shares of WPS common stock for each share of UPEN common stock they own. The merger is subject to approval by shareholders of UPEN (expected late in 1997), the Securities and Exchange Commission, and the Federal Energy Regulatory Commission. Following the necessary approvals, UPEN will be merged into WPS and Upper Peninsula Power Company (UPPCO) will become a wholly owned subsidiary of WPS. There are no plans to change UPPCO's name and the Houghton office will continue to serve as its headquarters. UPEN shareholders will be receiving detailed merger information in proxy materials that will be mailed late in 1977.

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

  (22)  Published report regarding matters submitted
        to vote of security holders                          N/A

  (23)  Consents of experts and counsel
        23(a) - Consent of Independent Certified Public
                Accountants                                  N/A

  (24)  Power of attorney                                    N/A

  (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange
        Commission for information only
          (Filed herewith)

  (99)  Additional Exhibits                                  N/A

Item  6(b).  Reports on Form 8-K

             As previously reported, a current report on Form
             8-K was filed on July 17, 1997 reporting on a definitive Agreement and Plan of Merger between Upper Peninsula Energy Corporation and WPS Resources
             Corporation.

                             S I G N A T U R E S


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UPPER PENINSULA ENERGY CORPORATION
                                        (Registrant)


Date:  November 14, 1997


                                    /s/ B. C. Arola
                                        B. C. Arola
                          Vice President, Treasurer and Secretary
                               (Principal Financial Officer)