Form 10-K
period 1997-12-31
UPPER PENINSULA ENERGY CORP /NEW/
filed 1998-03-26
CIK 838868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended            December 31, 1997
                          _______________________________________

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to ______________

Commission file number    0-17427
                       ____________

                     UPPER PENINSULA ENERGY CORPORATION
_________________________________________________________________
           (Exact name of registrant as specified in its charter)

          Michigan                           38-2817909
__________________________________      _________________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

600 Lakeshore Drive, Houghton, Michigan           49931-0130
_______________________________________       ___________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (906) 487-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
___________________     _________________________________________

     None
___________________     _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, No Par Value
_________________________________________________________________
                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                 _______       _______

      The aggregate market value of the voting stock (Common Stock, No Par Value) held by non-affiliates is computed at $79,650,027 based on 2,950,001 shares held by non-affiliates and the last quoted price for such stock of $27.00 as reported in "The Wall Street Journal" for February 27, 1998. (A date within 60 days prior to the date of filing)

      Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 27, 1998: 2,950,001 shares of Common Stock, No Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 28, 1998 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.


                              TABLE OF CONTENTS
                                   PART I
                                                                        PAGE
                                                                        ____

ITEM  1.  BUSINESS                                                        1

          General                                                         1

          Service Area and Customers                                      1

            General                                                       1

            Sales and Customers                                           2

          Rates and Regulations                                           3

            Retail Rates                                                  4

            Wholesale Rates                                               4

            Wholesale Wheeling                                            4

            Licensing of Hydroelectric Projects                           5

          Generation and Purchased Power Resources                        6

          Arrangements with Others                                        8

            Arrangements with Wisconsin Electric Power Company            8

            Arrangements with the City of Escanaba                        9

            Other Arrangements                                            9

          Construction and Financing                                      9

          Environmental Matters                                          10

          Employee Relations                                             12

          Patents and Franchises                                         12

ITEM  2.  PROPERTIES                                                     13

          Transmission and Distribution                                  13

          Company-Owned Generation                                       13

          Other Properties                                               14

          Property Additions and Retirements                             14

          Maintenance                                                    14

          Titles                                                         14

ITEM  3.  LEGAL PROCEEDINGS                                              14

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                              15

            Executive Officers of the Registrant                         15

            Executive Officers of Upper Peninsula
             Power Company                                               15

                                   PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                   16

ITEM  6.  SELECTED CONSOLIDATED FINANCIAL DATA                           17

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                    19

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK                                             23

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    24

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                  45
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT *           45

ITEM 11.  EXECUTIVE COMPENSATION *                                       45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT *                                       45

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *               46

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
           AND REPORTS ON FORM 8-K                                       46

          SIGNATURES                                                     53


* Incorporated by Reference


                                   PART I

Item 1.   BUSINESS
__________________

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

      UPEN also has two other subsidiaries. Upper Peninsula Building Development Company (UPBDC), owns the corporate headquarters building and leases it to UPPCO under a twenty-year renewable lease. The second subsidiary PENVEST, Incorporated formed in 1995, has investments in communications and real estate.

      On July 10, 1997, UPEN announced an agreement to merge with WPS Resources Corporation (WPSR). The S-4 Registration Statement was declared effective by the Securities and Exchange Commission on December 5, 1997. UPEN shareholders approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commision (FERC);
(2) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (3) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (4) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (5) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and UPPCO, UPEN's utility subsidiary, will become a wholly owned subsidiary of WPSR.

      Under the terms of the merger agreement, each share of the company's outstanding common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value).

                         SERVICE AREA AND CUSTOMERS
                         __________________________

General
_______

      UPPCO supplies electric energy to approximately 48,000 customers in two-thirds of Michigan's Upper Peninsula. UPPCO's service area covers 4,460 square miles and has a population of about 130,000. Its service area is divided into the Integrated System and the Iron River System. "Integrated System" refers to UPPCO's "contiguous" service territory and does not include the isolated Iron River service territory. UPPCO's Integrated System serves 94 communities and adjacent rural areas at retail and furnishes electric energy at wholesale to five municipal- ities, two rural electrification associations and two investor owned utilities, namely Wisconsin Electric Power Company (WEPCO) and Edison Sault Electric Company. An interchange power agreement with WEPCO enables UPPCO to purchase and sell power during emergency conditions at various locations on its Integrated System. A separate purchase power contract with Wisconsin Power & Light Company (WP&L) allows UPPCO to purchase wholesale power from WP&L to cover all of UPPCO's retail service requirements for its Iron River System which includes five communities and adjacent rural areas in the Iron River District.

      Approximately 95% of UPPCO's sales are in its Integrated System with the balance being in the Iron River District.

      Iron ore processing, wood products, tourism, equipment manufacturing, and institutions for higher education constitute the basic industries in UPPCO's service area.

      Unemployment rates in the Upper Peninsula dropped to 7.2% in 1997 compared to 7.6% in 1996. These figures are high compared with the overall Michigan rate of 4.1% in December 1997 and 4.7% in December 1996 as reported by the Michigan Employment Security Commission.

Sales and Customers
___________________

      See "Consolidated Selected Financial Data" on pages 17 and 18 filed herewith for data on operating revenues and sales (by customer classification) and customer data.

      During 1997 UPPCO derived 39% of its operating revenues from sales of electric energy to residential customers; 28% from small commercial and industrial customers; 16% from large commercial and industrial customers; 10% from sales to other electric utilities, municipalities and public authorities; and 7% from other sources.

      In 1997, UPPCO's three largest commercial and industrial customers, which accounted in the aggregate for 14% of energy sales and 8% of operating revenues, were:

                                                       Operating
                                        Sales (mWh)    Revenues
                                        __________     _________

Stone Container Corporation*..........    74,447       $2,841,857
Michigan Technological University.....    27,168        1,379,058
Celotex Corporation...................    18,434          878,768

<F*>   Excludes sales under emergency rate schedule

      Stone Container Corporation operates a mill at Ontonagon, Michigan, producing corrugating medium. Sales to this customer in 1998 are anticipated to be approximately 81,000 mWh.

      Michigan Technological University in Houghton, is a nationally recognized university offering technical degrees and academic programs through the doctorate level. Michigan Tech has an enrollment of approximately 6,300. Sales to this customer in 1998 are anticipated to be approximately 26,200 mWh.

      Celotex Corporation's plant in L'Anse manufactures mineralboard ceiling panels for U.S., Canadian, and overseas markets. Celotex is a subsidiary of Jim Walter Corporation of Tampa. Its business is tied to commercial building activity. Sales to this customer in 1998 are anticipated to be approximately 17,100 mWh.

      In 1997, UPPCO's five largest wholesale customers, which accounted in the aggregate for 13% of energy sales and 6% of operating revenues, were:

                                                       Operating
                                        Sales (MWh)    Revenues
                                        __________     _________

City of Gladstone.....................    30,500       $1,045,044

City of Negaunee......................    22,504          780,662

Ontonagon County Rural Electrifi-
 cation Assn.........................     20,778          703,895

Alger-Delta Cooperative Electric
  Assn................................    19,580          656,906

Village of Baraga.....................    17,942          649,764

      Sales to the above wholesale customers are projected to total 112,100 MWh in 1998.

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

Retail Rates
____________

      UPPCO derived approximately 85% of its operating revenues from retail electric sales in 1997.

      Billings to customers under MPSC jurisdiction include base rate charges and a power supply cost recovery (PSCR) factor. Approximately 40% of UPPCO's operating expense is power supply costs. UPPCO is required under PA 304 to receive MPSC approval each year to recover projected power supply costs by establishment of PSCR factors. These factors are subject to annual reconciliation to actual costs and permit 100% recovery of allowed power supply costs. Any over or under recovery is deferred on UPPCO's balance sheet, and such deferrals are relieved as refunds or additional billings are made.

      The restructuring process in Michigan continued to be debated throughout 1997. The Michigan Public Service Commission's order detailing its direct access program was issued in June. Utilities had to file proposals for the structuring and implementation of the program within their own systems. The state's two largest utilities, which have been working with the open access concept for over five years, will be the first to offer customers their choice of power supplier. The phased-in programs of these utilities will begin in 1998, with recovery of stranded costs and implementation costs from customers choosing to purchase energy from a provider other than their host utility.

      UPPCO, along with most smaller utilities, requested a delayed schedule to begin its program. Discussions will begin soon to finalize the plans for customer choice in the Upper Peninsula. Some details of the direct access plans for the larger utilities will have to be modified to fit the operations of smaller utilities.

      At this time, it appears that the open access program for utilities our size will begin the phase-in of direct access starting in the year 2000 and be fully implemented by 2004.

Wholesale Rates
_______________

      UPPCO derived 8% of its operating revenues from wholesale for resale rates in 1997.

      UPPCO's wholesale tariff rates include a base rate charge and are subject to a fuel clause (such clause includes certain purchased power costs), with a 30-day billing lag without reconciliation provisions. Most of UPPCO's wholesale customers are now taking service under special contracts.

Wholesale Wheeling
__________________

      In its order 888, FERC required each utility with transmission lines that could potentially be used for buying or selling wholesale energy to file an Open-Access Tariff for transmission services. This tariff "unbundles" or isolates transmission services from the complete delivery packages that make up most utility rates. Order 888 also defines the terms, conditions, and rates for transmission services to be provided by transmission-system owners. We filed our tariff in January 1997, then slightly modified it in July.

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

Licensing of Hydroelectric Projects
___________________________________

      Licenses have been issued to UPPCO pursuant to Part I of the Federal Power Act for the Bond Falls Project and the Prickett Hydro Project. Under the Federal Power Act and said licenses, the United States has the right to take over these projects at or after the expirations of the licenses in 1989 or subsequent annual extension thereof and 2037, respectively, on paying UPPCO's "net investment" as defined in the Act and by FERC. Current licenses are usually automatically extended on an annual basis until FERC issues a new license.

      The power generated by UPPCO's hydro projects is delivered to the Integrated System for use by its customers.

      FERC 2402, Prickett - The installed nameplate rating at the Prickett Project is 2,200 kilowatts. The license offered by the FERC for this project requires run-of-river operation with a dependable capacity of 704 kilowatts.

      An order issuing a license for Prickett (FERC 2402) was issued on August 29, 1995. UPPCO entered a "Request for Rehearing of Order Issuing a New License" dated September 28, 1995. The Michigan Department of Natural Resources (MDNR) issued a "Request for Rehearing of License Order" dated September 26, 1995. The Michigan Hydro Relicensing Coalition filed a "Request for Rehearing" dated September 27, 1995. Motions for a rehearing have been granted. A FERC Order amending the license was issued on May 6, 1997 and an extension of time for Article Compliance was granted on September 22, 1997.

      FERC 1864, Bond Falls - The installed nameplate rating of the Victoria Project is 12,000 kilowatts. The license application before the FERC proposes a peaking operation, thus the nameplate capacity if the new license allows peaking, is 12,000 kilowatts.

      A final application for license for the Bond Falls Project (FERC 1864) was submitted December 24, 1987. An Additional Information Request (AIR) was issued by the FERC on January 2, 1990 requesting additional studies and information within 18 months of the date of the request. Because of a FERC mandated dam replacement at Victoria, the deadline for gathering and submittal of certain information was extended to December 1995. The requested information was submitted to FERC in December 1995. FERC has indicated that it is proceeding with an Environmental Impact Statement (EIS) for the Project in conjunction with the license application. Completion date for the EIS is unknown. Final action by the FERC on the Application for a License will follow completion of the EIS. Meanwhile, the Project continues to operate under an annual license issued by the FERC in accordance with terms and conditions of the existing license issued for the
Project in 1953 which expired on   January 1, 1989.

      In February 1988 UPPCO purchased from Cliffs Electric Service Company (CESCO), the McClure, Hoist, Cataract and AuTrain hydroelectric facilities with a total capacity of 15.5 MW.

      A license application for the Cataract Project was submitted to FERC in August 1993 and a license issued in February 1997. UPPCO entered a "Request for Rehearing of Order Issuing a New License" in March 1997. A FERC order amending the license was issued in June 1997. A license application for the AuTrain Project was submitted in April 1993. FERC issued a license for the Project in June 1997 and UPPCO requested a rehearing in July 1997. FERC's response is pending. A license application for the Dead River Project (Silver Lake, Hoist and McClure Developments) was submitted to FERC in April 1994. FERC issued UPPCO an AIR in May 1997 and UPPCO responded to the AIR in November 1997. FERC's response is pending.

      Licensing expenditures through December 1997 were $6,760,000 with additional expenditures of approximately $340,000 estimated to be spent over the next two years to complete the licenses.

      The estimated cost of licensing by projects are as follows: Bond Falls, $1,391,000; Prickett, $1,267,000; Dead River, $2,833,000; AuTrain,
$960,000; and Cataract, $649,000. Typical allocation splits by function are 29% for engineering, 29% for environmental studies, 25% for preparation of the license application, and 17% for post-application requirements.

      Although not in the existing rate structure, licensing cost(s) will be booked (upon acceptance of a license) as a capital asset, thus becoming eligible for inclusion in the rate base.

                  GENERATION AND PURCHASED POWER RESOURCES
                  ________________________________________

      Available generation and purchased power resources for UPPCO's Integrated System are described below, together with 1997 and projected 1998 net station generation:

                               Net                 Net
Station        Fuel      Capability (KW)     Generation (mWh)
_______        ____      _______________     ________________

Company-Owned                                 1997       1998
_____________                                 ____       ____

Warden          Coal/Gas      17,700           (298)      (347)
Victoria        Hydro         12,340         69,807     69,300
McClure         Hydro          8,680         41,953     41,800
Hoist           Hydro          4,280         10,759     13,200
Prickett        Hydro          2,220          7,643      8,000
Cataract        Hydro          1,460          3,370      3,400
AuTrain         Hydro          1,060          5,391      5,300
Portage         Oil           27,500          1,474      1,500
Gladstone       Oil           27,500          4,863        -0-

Purchased Power (Firm)
______________________

WEPCO           Coal          65,000        475,793        -0-
COMED                         55,000            -0-    470,820

Purchased Power (Non-Firm)
__________________________

WPS, WEPCO, NSP, & WP&L                     239,241    240,209
Others                                       29,198        -0-
                                            _______    _______
Total                                       889,194    853,182
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

      In the particular case of the Warden Station, the boiler has been filled with water containing corrosion-inhibiting chemicals which are periodically circulated throughout the entire system. The turbine generator is protected by circulating warm, dry air through the equipment to prevent corrosion resulting from moisture and oxidation. The ambient temperature of the plant is maintained above freezing during winter months.

      In the Iron River District, all requirements are currently purchased from Wisconsin Power & Light Company. Total purchases were 45,030 MWh in 1997 and are projected to be 45,386 MWh in 1998.

      In 1997 virtually all energy generated by UPPCO owned facilities was produced by hydroelectric facilities. UPPCO purchased 53% of its total energy requirements from WEPCO. UPPCO supplies energy to an isolated WEPCO load (isolated from the remainder of WEPCO's service territory) in western Marquette County. WEPCO purchases the energy at wholesale for resale under their Michigan retail rate structure. This energy comes from any of UPPCO's resources, including generation and purchased power, and is included in UPPCO's load planning.

      UPPCO has contracted with Commonwealth Edison (ComEd) for 55 MW of capacity through December 31, 1998.

      UPPCO, for reasons of necessity or economy, may exchange energy with WEPCO, Wisconsin Public Service Corporation (WPS), Northern States Power
(NSP), Wisconsin Power & Light, the City of Marquette, the City of Escanaba and Edison Sault Electric Company when and if availability and need exists.

      UPPCO's 1998 system net dependable capability, including its capacity entitlement from COMED is 157,740 kW. UPPCO is a winter-peaking utility. The maximum demand created on the Integrated System by UPPCO's customers was 138,600 kW experienced on December 22, 1997.

                          ARRANGEMENTS WITH OTHERS
                          ________________________

Arrangements with Wisconsin Electric Power Company
__________________________________________________

      Under contract with Wisconsin Electric Power Company (WEPCO), UPPCO had operated WEPCO's Presque Isle Power Plant in Marquette, Michigan, since 1988. Under the terms of the agreement, UPPCO received a management fee plus reimbursement for costs associated with labor and other services provided. This contract terminated on December 31, 1997. All employees at the plant were offered employment by WEPCO. UPPCO and WEPCO have entered into an agreement in which post-contract retirement benefit responsibilities are delineated. This event is considered a partial "curtailment" per SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Terminated Benefits." Therefore, the company had to reflect a curtailment loss of $1,541,000 in its 1997 financial results.

      UPPCO currently has a Joint Use Transmission Agreement whereby UPPCO and WEPCO agree to the joint use of portions of transmission facilities owned by the other party. The contract will be terminated at December 31, 1998.

      In 1990, an agreement was executed between UPPCO and WEPCO for the joint use and sharing of transmission facilities in connection with WEPCO's construction of an 80-mile, 345-kV transmission line from its Presque Isle Station in Marquette to Quinnesec, Michigan. The line was put into service in June 1992, after which UPPCO began maintaining a portion of the transmission line and terminal equipment under contract with WEPCO. The transmission line maintenance agreement was terminated on December 31, 1997. The agreement allows the companies to share existing rights-of-way and utilize common structures in areas where transmission line routes coincide.

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

Other Arrangements
__________________

      The Iron River area, which accounts for approximately 5% of UPPCO's kWh sales and is not integrated, is served by energy purchased from Wisconsin Power and Light Company.

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

      In July 1997 UPPCO agreed to purchase three hydroelectric generating facilites on the Escanaba River from the Publishing Paper Division of Mead Corporation. These hydros (the Escanaba Project) received a 40-year license in 1995 and generate approximately 30,000 megawatthours of energy annually. The paper company placed them on the market as part of its ongoing program to divest itself of non-core business assets. Under the terms of the sale, Mead will purchase all generation from the facilities for 15 years. The agreement was finalized in April 1997.

                         CONSTRUCTION AND FINANCING
                         __________________________

      UPEN's construction expenditures for 1997 totaled $6,094,000 including an Allowance for Funds Used During Construction (AFUDC). Of this amount, $287,000 was expended on the licensing and relicensing of certain hydro-electric stations, $901,000 was spent on construction of a 138-kV transmission line and substation in Delta County, $197,000 was spent on facilities to serve the new Sawyer Lumber Company sawmill, and $95,000 was spent to complete the purchase of the Escanaba river hydro-electric stations. Construction costs including AFUDC for 1998 and 1999 through 2002 are estimated as follows:

                                              1998        1999-2002
                                              ____        _________

Utility Construction:

  Production Plant Improvements........    $  796,000    $ 7,200,000


  Transmission Plant Improvements and
   Extensions.........................        225,000      1,200,000
  Distribution Plant Improvements and
   Extensions.........................      2,565,000     10,800,000
  Miscellaneous Improvements...........       726,000      3,000,000
Non Utility Construction...............        60,000        300,000
AFUDC..................................           -0-        200,000
                                           __________    ___________
                                           $4,372,000    $22,700,000

      Net plant and property at December 31, 1997 amounted to $102,460,000 including AFUDC. The construction program for 1998 through 2002 contemplates aggregate gross additions to plant and property of $27,072,000. These estimates include capital expenditures of $340,000 to complete licensing/relicensing of certain hydroelectric generating stations and comply with regulating agency requirements at the Company's hydroelectric stations. (See "Licensing of Hydroelectric Projects").

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

      The Company is currently evaluating information which indicates that groundwater pollution is emanating from the ash disposal site at the Presque Isle Station in Marquette, Michigan, sold to WEPCO in December of 1987. Pursuant to certain agreements between WEPCO, UPPCO and The Cleveland Cliffs Iron Company, UPPCO may be required to reimburse WEPCO for a portion of the remediation costs. The first $2 million expended by WEPCO is not reimbursable and it is estimated that UPPCO's share of the remaining remediation costs will not be more than $200,000.

      The closure of the ash disposal site at UPPCO's John H. Warden Station near L'Anse, Michigan was completed in 1994. A Closure Certification Report was submitted to the Michigan Department of Natural Resources (MDNR) and was approved in January, 1995.

      The Closure Certification includes an agreement with the MDNR for the Company to monitor groundwater surrounding the ash disposal site for a 30-year period. In December, 1994, an estimated liability and regulatory asset of $841,000 was recorded for such future costs. The estimated liability and regulatory asset are being reduced as actual expenses are incurred. At December 31, 1997 the balance of the estimated liability and regulatory asset was $633,000.

      The Michigan Department of Environmental Quality (MDEQ - Formally included in the MDNR) also advised UPPCO in early 1995 that recent water samples from the site indicated elevated levels of boron and lithium. The MDEQ determined that UPPCO's Feasibility Study submitted in 1993 did not address the recent issues and was rejected. Supplemental Remedial Investigations were performed in 1995 and the results were submitted to the MDEQ in February 1996. UPPCO also requested and was granted an amendment to the Consent Order to allow for modification of the Feasibility Study and redefining a new timetable for submission of the Remedial Action Plan. An amended Remedial Action Plan was submitted to the MDEQ in July, 1997. As of December 31, 1997 the MDEQ had not completed their review of the plan.

      Additional information for two of three remaining contaminated underground storage tank sites has been requested by the MDEQ, but it is not expected to be extensive. It is anticipated that one site will be granted full closure and the remaining two sites will receive restricted use closures. The MDEQ may require long term monitoring, estimated at five years, as part of the closure plans. Site closures could be modified after future investigations verify that contamination no longer exists.

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

      Because of the evolving changes in the electric utility industry, UPPCO has elected not to impose limitations on its generating capabilities. Renewable Operating Permit applications were submitted for authorization of unrestricted operation for the Portage and John H. Warden Generating Stations. The applications were deemed "administratively complete" by the MDEQ in October, 1996.

      Because of specific site configuration at the Gladstone Generating Station, UPPCO has opted to operate within the parameters of the existing permit which contains some restrictions. These restrictions do not present any problems under present operating requirements.

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

                             EMPLOYEE RELATIONS
                             __________________

      On December 31, 1997 UPPCO had 416 full-time employees, of whom 300 were represented by Local 510, International Brotherhood of Electrical Workers, AFL-CIO, under two separate agreements. UPPCO is in the third year of a three-year agreement with both the Physical and Clerical Unit employees, which is effective through April 30, 1998. Wage rate increases averaging 3.5% were granted to both Physical and Clerical Unit employees on January 1, 1997. Out of the 416 employees, 209 assigned to Presque Isle, became WEPCO employees on January 1, 1998 as the Presque Isle Management Agreement terminated on December 31, 1997. There are currently 25 employees assigned to the Escanaba Generating Station, operated for the City of Escanaba.

      Both contracts will expire in 1998 covering certain employees in most of the company's locations. The company expects to negotiate with the union and to enter into two new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on results of the company's operations.

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

Item 2.  PROPERTIES
___________________

Transmission and Distribution
_____________________________

      UPPCO's transmission and distribution system is comprised of approximately 3,537 circuit miles. Transmission and sub-transmission networks are operated at 138, 69, 33 and 12 kV, consisting of approximately 374, 371, 48 and 13 circuit miles, respectively. The remaining 2,731 miles are operated at distribution voltages ranging between 120 and 15,000 volts.

      As of December 31, 1997, there were 417 mVa of distribution transformers, 495 mVa of transmission bulk power step-down transformers, and 147 mVa of generation step-up transformers in service on the system.

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

Property Additions and Retirements
__________________________________

      The gross additions to UPPCO's Utility Plant during the period January 1, 1993 to December 31, 1997 amounted to $36,932,111, approximately 20% of its Gross Utility Plant at December 31, 1997. During the same period, a total of $5,482,424 was retired.

Maintenance
___________

      It is management's opinion that UPPCO's generating facilities are adequately maintained and equipped (subject to changing environmental requirements). UPPCO's maintenance practices at all generating facilities are designed to ensure safe and reliable operation.

      UPPCO continues its systematic approach to maintaining and upgrading existing transmission and distribution plant to ensure safe and reliable service to customers throughout the service territory. The Company does this through a program of inspections, rebuilds, replacements, and additions designed to improve the performance of facilities and enhance the quality of service to customers. The Company also conducts an aggressive program for maintenance of transmission and distribution line rights-of-way to improve continuity and quality of service to customers.

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

There were no security holder votes occurring in the fourth quarter of 1997.

Executive Officers of the Registrant
____________________________________

                      Age as of        Present Position         First Elected
Name of Officer       12/31/97           With Company            an Officer
_______________       _________        ________________         _____________

Clarence R. Fisher       57        Chairman of the Board,          7/09/91
                                   Chief Executive Officer,
                                   President and Director

Burton C. Arola          44        Vice President, Treasurer       8/11/88
                                   and Secretary

      Clarence R. Fisher was first elected a UPEN director on April 8, 1992.

      All executive officers were reelected at the July 2, 1997 Board of Directors meeting. All officers serve until the first Board meeting following the April 28, 1998 Annual Shareholders' Meeting or until their respective successors are elected and qualified.

Executive Officers of Upper Peninsula Power Company
___________________________________________________

                      Age as of        Present Position         First Elected
Name of Officer       12/31/97           With Company            an Officer
_______________       _________        ________________         _____________

Clarence R. Fisher       57        Chairman of the Board,          7/10/84
                                   Chief Executive Officer,
                                   President and Director

Burton C. Arola          44        Vice President-Finance,         4/12/83
                                   Treasurer and Secretary

Neil D. Nelson           59        Vice President-Operations       1/05/94


      Clarence R. Fisher was first elected an UPPCO director on April 8, 1992.

      Burton C. Arola and Neil D. Nelson were elected at the July 2, 1997 Board of Directors' meeting. All officers serve until the first Board meeting following the April 28, 1998 Annual Shareholders' Meeting or until their respective successors are elected and qualified.

      There are no family relationships between officers and directors.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS
___________________________________________________________________________


The corporation's stock is traded on The Nasdaq Stock Market under the symbol "UPEN." At December 31, 1997, UPEN had 3,665 registered common shareholders. To our knowledge, no individual shareholder holds more than 5% of the 2,950,001 total outstanding shares.

Dividends have been paid quarterly without interruption or reduction since May of 1949. Payments are made the first day of February, May, August, and November, and the current annual dividend is $1.28 per share. We intend to continue paying dividends, although future payments will be dependent upon earnings, liquidity, and indenture restrictions (See Notes to Financial Statements-Note 5). All dividends paid in 1997 were fully taxable for federal income tax purposes.

Shareholders of at least one (1) share of UPEN common stock may join the dividend reinvestment plan to purchase additional shares at market price without brokerage commissions. Part A of this plan allows for quarterly reinvestment of cash dividends, while part B allows for optional cash payments of $50 minimum or $5,000 maximum each quarter.

The Company does not sell its stock directly to the public, nor does it buy shares directly from its shareholders.


                                 First     Second      Third     Fourth
                                Quarter    Quarter    Quarter    Quarter

Sale Prices ($)
  1997 - High...............    20         20-1/2     24-1/16    29-1/4
  1997 - Low................    16-1/2     17         18-1/4     22-1/2
  1996 - High...............    20-3/4     19-3/4     20         19-1/4
  1996 - Low................    17-1/2     17         17-1/2     16
Dividends (cent)-per Share
  1997......................    32         32         32         32
  1996......................    31-1/4     31-1/4     31-1/4     32


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
_____________________________________________

(In thousands, except per share data)

                                      Year Ended December 31
Operating Revenues:                1997          1996          1995

  Electric
    - Residential...........    $   22,626    $   23,554    $   23,267
    - Comm. & Ind.-Small....        16,611        16,833        16,581
    - Comm. & Ind.-Large....         9,271         8,405         9,794
    - Other.................         6,065         6,590         6,832
    - Provision for Rate
        Refunds.............         1,379        (1,124)          792
  Miscellaneous.............         4,152         4,044         3,839
                                __________    __________    __________
        Total...............        60,104        58,302        61,105
                                __________    __________    __________
Operating Expenses:
  Operation.................        38,541        33,108        34,595
  Maintenance...............         2,664         2,976         3,897
  Depreciation and
    Amortization............         5,900         5,584         5,718
  Taxes Other Than Income
    Taxes...................         4,927         4,803         4,634
  Income Taxes..............         1,620         2,778         2,745
                                __________    __________    __________
        Total...............        53,652        49,249        51,589
                                __________    __________    __________
Operating Income............         6,452         9,053         9,516
Other Income................           250           217          (159)
                                __________    __________    __________
Income Before Interest
  Charges...................         6,702         9,270         9,357
Interest Charges............         4,613         4,117         4,041
Pref. Dividends of Sub......            22            23            25
                                __________    __________    __________
Net Income..................    $    2,067    $    5,130    $    5,291
                                ==========    ==========    ==========

Average Common Shares.......     2,960,477     2,969,215     2,969,215

Earnings per Common Share...    $     0.70    $     1.73    $     1.78
                                ==========    ==========    ==========

Dividends Paid
  per Common Share..........    $     1.28    $     1.26    $     1.23
Book Value of Common Stock..    $    13.88    $    14.52    $    14.06
Total Assets................    $  136,844    $  133,678    $  128,384
Long-Term Debt..............    $   43,267    $   43,508    $   43,733
Redeemable Preferred Stock..    $      445    $      456    $      503


(In thousands, except per share data)

Operating Revenues:                1994          1993

  Electric
    - Residential...........    $   23,991    $   22,833
    - Comm. & Ind.-Small....        17,151        16,044
    - Comm. & Ind.-Large....        11,256        11,098
    - Other.................         6,839         7,359
    - Provision for Rate
        Refunds.............            71           144
  Miscellaneous.............         3,222         3,993
                                __________    __________
        Total...............        62,530        61,471
                                __________    __________
Operating Expenses:
  Operation.................        36,232        36,900
  Maintenance...............         4,005         3,241
  Depreciation and
    Amortization............         5,514         5,627
  Taxes Other Than Income
    Taxes...................         4,514         4,887
  Income Taxes..............         2,688         2,527
                                __________    __________
        Total...............        52,953        53,182
                                __________    __________
Operating Income............         9,577         8,289
Other Income................           (70)        2,532
                                __________    __________
Income Before Interest
  Charges...................         9,507        10,821
Interest Charges............         4,047         3,977
Pref. Dividends of Sub......            29            33
                                __________    __________
Net Income..................    $    5,431    $    6,811
                                ==========    ==========

Average Common Shares.......     2,981,996     3,038,613

Earnings per Common Share...    $     1.82    $     2.24
                                ==========    ==========

Dividends Paid
  per Common Share..........    $     1.19    $     1.17
Book Value of Common Stock..    $    13.52    $    12.92
Total Assets................    $  123,181    $  124,440
Long-Term Debt..............    $   43,942    $   44,156
Redeemable Preferred Stock..    $      576    $      649


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

Earnings

      Earnings per share in 1997 were $.70, compared with $1.73 in 1996 and $1.78 in 1995. The decrease in earnings is mainly attributable to the expensing of merger-related costs, which decreased earnings by $.60 per share, and an employee benefit "curtailment" loss associated with the termination of the Presque Isle Power Plant operating agreement, which reduced earnings by $.38 per share. Earnings declined 2.8% in 1996 because of a full-year impact of a 5.7% reduction in retail rates in April 1995 and a decline in large-industrial sales, offset by a reduction in maintenance expenditures.

Sales and Revenues

      The majority of operating revenues come from the sale of electricity based on rates authorized by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). Over the past three years, approximately 90% of energy sales revenues were under the jurisdiction of the MSPC.

      Fluctuations in revenues occur because of changes in rates, power supply costs, number of customers, weather, and energy-consumption trends. Power supply cost recovery matches fuel and purchased-power cost changes and does not affect earnings.

      In 1997, operating revenues were 3.1% higher than in 1996 mainly because of higher per-unit power supply costs. A 2.9% increase in sales during 1997 had little impact on overall revenues, as gains were realized in low unit price categories with decreases in higher price categories. Operating revenues in 1996 were 4.6% lower than in 1995 because of lower power supply costs, reduced sales, and the April 1995 retail rate reduction.

      Sales of electric energy accounted for 93.1% of operating revenues in 1997. Electric sales in 1997, 1996, and 1995 were 845,377 MWh, 821,311 MWh, and 846,951 MWh, which included 27,808 MWh, 12,370 MWh, and 39,816 MWh, respectively, sold at a non-firm emergency rate for certain large-industrial customers.

      Excluding emergency sales, 1997 and 1996 energy sales were up 1.1% and 0.2%, respectively. During 1997, sales grew in both the Commercial & Industrial-Small and Large categories, offsetting a decline in energy consumption by residential and wholesale customers because of mild winter weather. In 1996, there was a general rise in sales, with the exception of large industrials due in large part to the closure of the K. I. Sawyer Air Force Base in September 1995.

      Sales to the Air Force at the former K. I. Sawyer base site accounted for $536,000, $672,000, and $1,406,000 of revenues in 1997, 1996, and 1995, respectively.  New load continues to develop on the base site.

      Customers with firm energy requirements exceeding 20,000 MWh in either of the past two years were:

                                 1997       1996          %
                                 MWh        MWh        Change

Stone Container Corporation      74,447     62,053      20.0
City of Gladstone                30,500     30,471       0.1
Michigan Technological
  University                     27,168     25,992       4.5
City of Negaunee                 22,504     22,741      -1.0
Ontonagon R.E.A.                 20,778     20,825      - .2

Operating Expenses

      Operating expenses increased 8.9% in 1997 following a 4.5% decline in 1996.

      Power supply costs (fuel and purchased power) accounted for 39.4%, 37.0%, and 38.7% of operating expenses in 1997, 1996, and 1995, respectively. Power supply costs change depending on overall system energy requirements, unit production costs for generation, and purchased-power rates. Purchased power represented 84.5%, 80.8%, and 84.1% of output to lines in 1997, 1996, and 1995, respectively. The percentage of UPPCO's energy requirements purchased in 1997 returned to a more normal level. In 1996, hydro generation increased 23.1% because of record snowfalls and a late spring.

      Power supply costs increased 15.8% in 1997 following an 8.7% decrease in 1996. These expenses were above last year's because of increased energy requirements and a 10.9% rise in cost per KWH. The higher per-unit cost was due to regional shortages of non-firm energy caused by extended outages at three Midwest nuclear facilities and the aforementioned return to normal hydro generation. In 1996, the per-unit power supply cost decreased 8.2% because of higher hydro generation and reduced purchased-power costs.

      Operation expenses, exclusive of power supply costs, were 17.2% higher in 1997 because of merger-related costs and the employee benefit "curtailment" costs associated with the termination of the Presque Isle Power Plant operating agreement. Otherwise, 1997 operation expenses were generally lower because of reduced costs associated with fewer employees.
In 1996, other operation expenses were 1.6% above the prior year as increased outside service needs associated with the changing regulatory climate and other strategic changes more than offset the financial impact of a reduced work force.

      In 1997, maintenance expenses decreased 10.5% because of reduced production plant expenditures. Maintenance costs were 23.6% lower in 1996 because of reduced tree-trimming and lower production plant expenses.

      Depreciation and amortization expense increased by 5.7% in 1997 due to additions to plant in service. In 1996, this expense declined by 2.3% because of an increase in the estimated service life of the Victoria hydro facility.

      Ad Valorem taxes increased 5.2% and 6.8% in 1997 and 1996, respectively, due to additional plant in service.

      Total interest charges increased 12.0% in 1997 and 1.9% in 1996 due to additional short-term borrowing requirements.

FUTURE OUTLOOK

      On July 10, 1997, the company announced an agreement to merge with WPS Resources Corporation (WPSR). The S-4 Registration Statement was declared effective by the Securities and Exchange Commission on December 5, 1997.
The company's shareholders approved the merger on January 29, 1998. The merger is subject to (1) approval by FERC; (2) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (3) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction;
(4) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (5) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. The company will merge with and into WPSR, and UPPCO will become a wholly owned subsidiary of WPSR.

      Under the terms of the merger agreement, each share of the company's outstanding common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value).

      The restructuring process in Michigan continued to be debated throughout 1997. The Michigan Public Service Commission's order detailing its direct access program was issued in June. Utilities had to file proposals for the structuring and implementation of the program within their own systems. The state's two largest utilities, which have been working with the open access concept for over five years, will be the first to offer customers a choice of power supplier. The phased-in programs of these utilities will begin in 1998 with recovery of stranded costs and implementation costs from customers choosing to purchase energy from a provider other than their host utility.

      UPPCO, along with most smaller utilities, requested a delayed schedule to begin its program. Discussions will begin soon to finalize the plans for customer choice in the Upper Peninsula. Some details of the direct access plans for the larger utilities will have to be modified to fit the operations of small utilities.

      At this time, it appears that the open access program for utilities our size will phase in starting in the year 2000 and be fully implemented by 2004.

      In its Order 888, FERC required each utility with transmission lines that could potentially be used for buying or selling wholesale energy to file an open-access tariff for transmission services. This tariff "unbundles" or isolates transmission services from the complete delivery packages that make up most utility rates. Order 888 also defines the terms, conditions, and rates for transmission services to be provided by transmission-system owners. We filed our tariff in January 1997, then slightly modified it in July.

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

      The company has entered into an agreement with the Michigan Department of Natural Resources to monitor groundwater surrounding the John H. Warden Station ash landfill, which was closed in 1994. Such monitoring is to be performed over a 30-year period. At December 31, 1997, the company has recorded an estimated liability of $633,000, offset by a regulatory asset of $633,000 being amortized over the monitoring period.

      Under contract with Wisconsin Electric Power Company (WEPCO), UPPCO had operated WEPCO's Presque Isle Power Plant in Marquette, Michigan, since 1988. Under the terms of the agreement, UPPCO received a management fee plus reimbursement for costs associated with labor and other services provided. This contract terminated on December 31, 1997. All employees at the plant were offered employment by WEPCO. UPPCO and WEPCO have entered into an agreement in which post-contract retirement benefit responsibilities are delineated. This event is considered a partial "curtailment" per SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Pension Plans and for Terminated Benefits." Therefore, the company had to reflect a curtailment expense of $1,541,000 in its 1997 financial results.

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

      To meet short-term cash needs, credit agreements are maintained with certain banks. These agreements are reviewed annually in the second quarter of the year. When short-term borrowings grow beyond normal seasonal requirements, they are replaced with long-term financing. The company had $9,500,000 of short-term notes outstanding at December 31, 1997, and had $4,000,000 of unused lines of credit available at or below the prime rate.

      Substantial cash flows are generated annually from operating activities. Net cash from this source was $6,592,000 in 1997, $11,475,000 in 1996, and $13,101,000 in 1995.

      During the three-year period 1995 through 1997, there were no long-term financing activites.

      Investment activities from 1995 through 1997 totalled $29,063,000 of capital expenditures, of which $6,769,000 was spent on a transmission line project (Chandler) to improve service to Delta County. This project was completed in 1997. Other utility expenditures were primarily for distribution and transmission improvements, new service requests, and equipment replacement.

      Utility capital expenditures are expected to be $4,300,000 in 1998. Cash requirements will be met primarily with short-term borrowings and internally generated funds.

      In 1999 through 2002, the company is forecasting $22,000,000 of capital expenditures for system improvements and replacements. The company estimates that almost all cash requirements will be internally generated.

      Due to its capital-intensive nature, the utility industry is influenced by inflation. UPPCO's current utility regulation recognizes only original-cost rate base. However, assuming the continued ability to bill customers for increases in power supply costs and the receipt of adequate and timely rate relief, UPPCO will recover cost escalations caused by inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK
_______________________________________________________

      Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________

      The following independent auditors' report and consolidated financial statements of the registrant for the year ended December 31, 1997, are included herein:

      Independent Auditors' Report dated February 6, 1998.

      Consolidated Statements of Income--Years ended December 31,
       1997, 1996 and 1995.

      Consolidated Statements of Cash Flows--Years ended December
       31, 1997, 1996 and 1995.

      Consolidated Balance Sheets--December 31, 1997 and 1996.

      Consolidated Statements of Changes in Common Equity--Years ended December 31, 1997, 1996 and 1995.

      Consolidated Statements of Capitalization--December 31, 1997 and 1996.

      Notes to Consolidated Financial Statements--December 31, 1997.

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


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Upper Peninsula Energy Corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Upper Peninsula Energy Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Upper Peninsula Energy Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Davenport, Iowa
February 6, 1998


CONSOLIDATED STATEMENTS OF INCOME

                                       (Thousands of Dollars)
Year Ended December 31             1997          1996         1995

Operating Revenues-Electric.    $   55,952    $   54,257    $   57,265
                  -Other....         4,152         4,045         3,840
                                __________    __________    __________
      Total.................        60,104        58,302        61,105
                                __________    __________    __________
Operating Expenses:
  Operation - Power Supply
   Costs....................        21,128        18,245        19,973
            -Other..........        17,413        14,863        14,622
  Maintenance...............         2,664         2,976         3,897
  Depreciation and Amorti-
   zation...................         5,900         5,584         5,718
  Federal Inc. Tax Expense..         1,620         2,778         2,745
  Taxes Other Than Federal
   Income Taxes-Ad Valorem.          3,677         3,495         3,274
               -Other.......         1,250         1,308         1,360
                                __________    __________    __________
      Total.................        53,652        49,249        51,589
                                __________    __________    __________
Operating Income............         6,452         9,053         9,516
                                __________    __________    __________
Other Income (Deductions):
  Interest Income...........           162            84            57
  Allowance for Equity Funds
   Used During Construction.            25           116            10
  Other.....................           279            97          (285)
  Federal Income Taxes......          (216)          (80)           59
                                __________    __________    __________
      Total.................           250           217          (159)
                                __________    __________    __________
Income Before Int. Charges..         6,702         9,270         9,357
                                __________    __________    __________
Interest Charges:
  Int. on Long-Term Debt....         3,868         3,887         3,905
  Amort. of Debt Expense....            74            75            75
  Other Interest Expense....           738           326            73
  Allowance for Borrowed
   Construction Funds.......           (67)         (171)          (12)
                                __________    __________    __________
      Total.................         4,613         4,117         4,041
                                __________    __________    __________
Income Before Dividends on
 Preferred Subsidiary.......         2,089         5,153         5,316
Dividends on Preferred Stock
 of Subsidiary..............            22            23            25
                                __________    __________    __________
Net Income..................    $    2,067    $    5,130    $    5,291
                                ==========    ==========    ==========
Average Number of Common
 Shares Outstanding.........     2,960,477     2,969,215     2,969,215
Earnings Per Share of
 Common Stock...............    $     0.70    $     1.73    $     1.78
Dividends Paid Per Share of
 Common Stock...............    $     1.28    $     1.26    $     1.23

_________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Thousands of Dollars)
Year Ended December 31                                 1997        1996        1995

Cash Flows from Operating
  Activities:
  Net Income......................................    $ 2,067    $  5,130    $  5,291
  Adjustments to reconcile Net Income to Net Cash
   Flows from Operating Activities:
    Depreciation and Amortization.................      5,900       5,584       5,718
    Dividends on Preferred Stock of Subsidiary....         22          23          25
    Allowance for Equity Funds Used During
     Construction.................................        (25)       (116)        (10)
    Deferred Federal Income Taxes.................       (303)        136         658
    Investment Tax Credit.........................       (182)       (183)       (184)
    Prepaid and Accrued Pension...................     (1,116)       (540)        308
    Accrued Postretirement........................      1,472         897         504
    Other.........................................      1,193         819         294
  Changes in Current Assets and Liabilities:
    Accounts Receivable...........................     (1,915)        350        (600)
    Inventories...................................         50         135          87
    Prepayments...................................         26          55         268
    Accrued Ad Valorem Taxes......................       (227)       (200)       (140)
    Accounts Payable and Accrued Accounts.........       (370)       (615)        882
                                                      _______    ________    ________

Cash Flows from Operating Activities..............      6,592      11,475      13,101
                                                      _______    ________    ________

Cash Flows from Investing
  Activities:
  Plant, Property and Investment Additions
   (excluding Allowance for Funds Used
   During Construction)...........................     (6,027)    (13,010)     (9,560)
  Allowance for Borrowed Funds Used During
   Construction...................................        (67)       (171)        (12)
  Other-Net.......................................       (544)        250          78
                                                      _______    ________    ________

Cash Flows from Investing Activities..............     (6,638)    (12,931)     (9,494)
                                                      _______    ________    ________
Cash Flows from Financing
  Activities:
  Repurchase of Common Stock......................       (379)
  Retirement of Long-Term Debt and Preferred
   Stock..........................................       (252)       (272)       (282)
  Dividends.......................................     (3,816)     (3,757)     (3,663)
  Increase in Notes Payable.......................      4,500       4,300         700
                                                      _______    ________    ________

Cash Flows from Financing Activities..............         53         271      (3,245)
                                                      _______    ________    ________

Net Increase (Decrease) in Cash and Cash
 Equivalents......................................          7      (1,185)        362

Cash and Cash Equivalents at the Beginning of
 the Year.........................................      2,064       3,249       2,887
                                                      _______    ________    ________

Cash and Cash Equivalents at the End of the Year..    $ 2,071    $  2,064    $  3,249
                                                      =======    ========    ========

Supplemental Cash Flow Information:
  Interest Paid...................................    $ 4,580    $  4,163    $  4,077
  Income Taxes Paid...............................    $ 1,992    $  2,475    $  2,150


_________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS

                                           (Thousands of Dollars)
December 31                                  1997          1996

ASSETS
Utility Plant:
  Electric Plant in Service:
    Production.........................    $ 35,609      $ 35,556
    Transmission.......................      52,068        43,960
    Distribution.......................      73,671        71,175
    General............................      17,595        14,695
                                           ________      ________
      Total Electric Plant in Service..     178,943       165,386

  Less Accumulated Depreciation and
   Amortization........................      80,993        75,970
                                           ________      ________
      Net Electric Plant in Service....      97,950        89,416
  Construction Work in Progress........       4,510        14,526
                                           ________      ________

      Net Utility Plant................     102,460       103,942
                                           ________      ________

Other Property and Investments.........      11,387         9,942
                                           ________      ________
Current Assets:
  Cash and Cash Equivalents............       2,071         2,064
  Accounts Receivable:
    Electric (less allowance for
     doubtful accounts of $70 in
     1997 and $65 in 1996).............       4,300         4,492
    Other..............................       3,215         1,984
  Revenue Receivable - Power Supply
   Cost Recovery - Net.................         876
  Inventories - at average cost:
    Materials and Supplies.............       1,968         2,030
    Fuel...............................         286           274
  Prepayments..........................         279           305
  Accrued Ad Valorem Taxes.............       3,867         3,640
  Deferred Federal Income Taxes........         642         1,227
                                           ________      ________

      Total............................      17,504        16,016
                                           ________      ________
Deferred Debits and Other Assets:
  Unamortized Debt Expense.............         466           508
  Regulatory Assets....................       1,305         1,424
  Intangible Pension Plan Asset........       2,998         1,595
  Other................................         724           251
                                           ________      ________
      Total............................       5,493         3,778
                                           ________      ________
                                           $136,844      $133,678
                                           ========      ========

CAPITALIZATION AND LIABILITIES

Capitalization: (See Consolidated
 Statements of Capitalization)
 Common Stock Equity...................    $ 40,941      $ 43,118
  Redeemable Preferred Stock (of
   Upper Peninsula Power Company)......         445           456
  Long-Term Debt, less current
   maturities..........................      43,007        43,266
                                           ________      ________
      Total............................      84,393        86,840
                                           ________      ________
Current Liabilities:
  Long-Term Debt Due Within One Year...         260           242
  Notes Payable........................       9,500         5,000
  Accounts Payable.....................       4,096         4,182
  Accrued Accounts:
    Taxes - Ad Valorem.................       6,488         6,212
          - Other......................         112            27
    Wages and Benefits.................       2,875         2,934
    Interest...........................         910           965
    Dividends..........................           4             4
  Revenue Payable - Power Supply Cost
   Recovery - Net......................                       531
                                           ________      ________

      Total............................      24,245        20,097
                                           ________      ________
Deferred Credits:
  Deferred Federal Income Taxes........       6,035         6,923
  Unamortized Investment Tax Credit....       2,560         2,742
  Customer Advances for Construction...       1,895         1,591
  Accrued Pension......................       3,590         3,303
  Regulatory Liabilities...............       6,208         5,904
  Postretirement Health and Life.......       5,229         3,780
  Sick Leave Termination...............       2,033         1,965
  Other................................         656           533
                                           ________      ________

      Total............................      28,206        26,741
                                           ________      ________

Commitments and Contingencies              $136,844      $133,678
                                           ========      ========


_________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                    (Thousands of Dollars)

                                     Common       Common                            Total
                                     Stock        Stock      Paid-In    Retained    Common
                                     Shares      ParValue    Capital    Earnings    Equity
                                     ______      ________    _______    ________    ______

Balance at December 31, 1994....    2,969,215      $ 15      $21,596    $18,531     $40,142
  Stock Purchase Plan for
   Employees-Cost of
   Market Repurchase............                                 (60)                   (60)
  Discount on the Purchase
   of Redeemable Preferred
   Stock........................                                   1                      1
  Net Income....................                                          5,291       5,291
  Common Dividends - $1.23
   per share....................                                         (3,637)     (3,637)
                                    _________      ____      _______    _______     _______
Balance at December 31, 1995....    2,969,215        15       21,537     20,185      41,737

  Stock Purchase Plan for
   Employees-Cost of
   Market Repurchase............                                 (15)                   (15)
  Change to No Par Value
   Common Stock.................                    (15)          15
  Net Income....................                                          5,130       5,130
  Common Dividends - $1.26
   per share....................                                         (3,734)     (3,734)
                                    _________      ____      _______    _______     _______
Balance at December 31, 1996....    2,969,215                 21,537     21,581      43,118

  Stock Purchase Plan for
   Employees-Cost of
   Market Repurchase............                                 (71)                   (71)
  Repurchase of Common
   Stock........................      (19,214)                  (379)                  (379)
  Net Income....................                                          2,067       2,067
  Common Dividends - $1.28
   per share....................                                         (3,794)     (3,794)
                                    _________      ____      _______    _______     _______
Balance at December 31, 1997....    2,950,001      $         $21,087    $19,854     $40,941
                                    =========      ====      =======    =======     =======

_________________________________________________________________________
The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                  (Thousands of Dollars)
December 31                                         1997         1996

COMMON STOCK EQUITY
  Common Stock - No Par Value, authorized
   5,000,000 shares, issued and outstanding:
   2,950,001 shares in 1997 and 2,969,215
  in 1996
  Paid-In Capital.............................     $21,087      $21,537
  Retained Earnings...........................      19,854       21,581
                                                   _______      _______
      Total Common Stock Equity...............      40,941       43,118
                                                   _______      _______

PREFERRED STOCK-UPPER PENINSULA POWER COMPANY
  Cumulative Redeemable Preferred Stock - $100
  Par Value, authorized 300,000 shares (issu-
   able in series), issued and outstanding:
    5.25% Series - 853 shares in 1997
     and 964 shares in 1996...................          85           96
    4.70% Series - 3,600 shares in 1997
     and 1996.................................         360          360
                                                   _______      _______

      Total Preferred Stock...................         445          456
                                                   _______      _______

LONG-TERM DEBT UPPER PENINSULA POWER COMPANY
  First Mortgage Bonds:
   7.94% Series due 2003......................      15,000       15,000
   10% Series due 2008........................       6,000        6,000
   9.32% Series due 2021......................      18,000       18,000
  Installment Sales Contract for Air
  Pollution Control Equipment:
   6.90% Term Bonds due 1999..................         230          335

UPPER PENINSULA BUILDING DEVELOPMENT COMPANY
 Senior Secured Note:
  9.25% Note due 2011.........................       4,037        4,173
                                                   _______      _______

     Total....................................      43,267       43,508
      Less - Amounts due within one year......         260          242
                                                   _______      _______

     Total Long-Term Debt.....................      43,007       43,266
                                                   _______      _______

TOTAL CAPITALIZATION..........................     $84,393      $86,840
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

UPEN has two other subsidiaries. Upper Peninsula Building Development Company owns the corporate headquarters building and leases it to UPPCO under a twenty-year renewable lease. PENVEST, Inc., has investments in communications and real estate.

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

The following regulatory assets and (liabilities) were reflected in the Consolidated Balance Sheets as of December 31:

                                           (Thousands of Dollars)
                                             1997         1996

Regulatory Assets:
  Loss on Reacquired Debt..............     $   219      $   252
  Retiree Health Care..................         453          483
  Warden Ash Site Groundwater
   Monitoring..........................         633          689
                                            _______      _______
Total..................................     $ 1,305      $ 1,424
                                            =======      =======

Regulatory Liabilities:
  Investment Tax Credit................     $(1,319)     $(1,412)
  Tax Rate Changes.....................      (4,889)      (4,492)
                                            _______      _______
    Total..............................     $(6,208)     $(5,904)
                                            =======      =======

Based on prior and current rate treatment of costs, management believes it is probable that UPPCO will continue to recover from ratepayers the deferred charges described above.

Allowance for Funds Used During Construction (AFUDC)

AFUDC is defined in the applicable regulatory system of accounts as the net cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate on equity funds when so used. Allowance for borrowed funds used during construction also includes interest capitalized on qualifying assets of nonutility subsidiaries. The cost-of-borrowed-funds element of AFUDC is reported as a reduction of interest expense, and the noncash equity portion is reported as other income. AFUDC was capitalized on utility construction at a rate of 8.93% in 1997, 1996, and 1995, as ordered by the MPSC.

Depreciation and Amortization

For financial statement purposes, the original cost of utility property is depreciated by the straight-line method over its estimated service life. UPPCO's depreciation for book purposes, approved by the MPSC and calculated during each of the years ended December 31, 1997, 1996, and 1995, was equivalent to approximately 3.5% of depreciable plant in 1997 and 1996 and 3.7% in 1995. For income tax purposes, accelerated methods of depreciation are utilized.

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

Risks and Uncertainties

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

The company is party to two collective bargaining agreements with a union representing approximately 74% of the company's employees. Both contracts will expire in 1998 covering certain employees in most of the company's locations. The company expects to negotiate with the union and to enter into two new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of locations could have a material adverse effect on results of the company's operations.

Statements of Cash Flows

For purposes of the statements of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Earnings per Share

Earnings per share of common stock during each of the periods presented is based on the weighted-average number of shares outstanding.

Reclassification

Certain items previously reported have been reclassified to conform to current presentation in the financial statements.

2. Compensating Balances and Short-Term Borrowings

                                      (Thousands of Dollars)

Short-term borrowings were
  as follows:
                                        1997         1996

Maximum amount of short-term
 borrowings outstanding during
 the year.........................     $10,500      $5,800

Average amount outstanding
 during the year..................     $ 9,506      $3,405

Weighted-average interest
 rate during the year.............        8.32%       8.05%

Weighted-average interest rate
 on short-term borrowings
 outstanding at year-end..........        8.25%       8.00%

Notes payable outstanding at
 December 31....                       $ 9,500      $5,000

The company's unused lines of credit available at December 31, 1997, totalled $4,000,000. During the past three years, portions of demand deposits maintained in lending banks were deemed to constitute compensating balances but were not legally restricted. Because such compensating amounts are based on average daily balances, cash is not restricted as of any one day.

3. Other Accounts Receivable

Under contract with Wisconsin Electric Power Company (WEPCO), UPPCO staffed and operated WEPCO's Presque Isle Power Plant located in Marquette, Michigan through December 31, 1997, at which time the Presque Isle Plant operating agreement was terminated. Under the terms of the contract, UPPCO received a management fee plus reimbursement for all costs associated with labor and other services provided. UPPCO had current receivables from WEPCO at year-end 1997 and 1996 of approximately $2,177,000 and $1,165,000, respectively, in connection with the aforementioned. UPPCO also has other contracts with WEPCO generally relating to wheeling, and transmission maintenance. The wheeling contract will continue through December 31, 1998, and the transmission maintenance contract terminated December 31, 1997.

4.  Common Stock

An Employee Stock Purchase Plan is available to all fulltime employees.
This plan allows employees, through payroll deductions, to purchase common stock of the corporation twice each year at a price equal to 90% of the average price that was in effect six months prior to the purchase date. The plan allows for purchase of shares on the open market or the issuance of reserved shares of the plan. As of December 31, 1997, there were 33,197 shares reserved for the plan.

On December 31, 1997, there were approximately 210 employees eligible to participate in the employee stock purchase plan. On June 1, 1997, 154 employees purchased 7,066 shares at $15.30 per share, and on December 1, 1997, 159 employees purchased 5,751 shares at $17.32 per share.

A Dividend Reinvestment and Common Stock Purchase Plan (DRIP) provides for automatic reinvestment of common dividends and allows shareholders quarterly optional cash payments, within specific limits, for the purchase of additional shares under the plan. Shares of common stock for the above plans are purchased on the open market.

In July 1997, the Directors authorized and UPEN repurchased 19,214 shares of its common stock on the open market at a cost of $379,359. That stock was used to satisfy the terms of the 1995 Long-Term Stock Incentive Plan, in which restricted stock was awarded in 1996 by the Compensation Committee to ten positions selected by the committee as being eligible to participate. Under terms of the merger agreement, all restricted stock of the company was terminated. All 19,214 UPEN shares of common stock were cancelled and will not be reissued.

5. Dividend Restriction

UPPCO's indentures relating to first mortgage bonds contain certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately $14,122,000 of consolidated retained earnings was available at December 31, 1997, for the payment of common stock cash dividends by UPEN.

6. Preferred and Preference Stock

UPPCO is obligated under the terms of the Preferred Stock Purchase Agreements of the 5.25% and 4.70% of redeemable preferred stocks to annually offer to purchase, at prices not to exceed $100 per share plus accrued dividends, 3% of the maximum number of shares of each series issued, less any shares theretofore purchased as a purchase-fund credit for such year, and will offer to purchase, at $100 per share plus accrued dividends at May 1, 2002, all of the shares then outstanding under the above redeemable preferred stock issues. All shares so purchased and surrendered shall be cancelled and shall not be reissued. Maximum annual purchase-fund requirements as to outstanding shares of redeemable preferred stock are $75,000 for 1998 through 2002. At December 31, 1997, the optional redemption prices per share of the 5.25% and 4.70% shares were $105.00 and $101.00, respectively.

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

7. Long-Term Debt

Amounts of long-term debt due in each of the five years subsequent to December 31, 1997, aggregate approximately $260,000 for 1998, $884,000 for 1999, $720,000 for 2000, $683,000 for 2001, $1,553,000 for 2002 and
$39,167,000 thereafter.

As of December 31, 1997, the market value of UPEN's long-term debt was $51.3 million. This debt has a recorded value of $43.3 million.

8. Federal Income Taxes

Federal income taxes comprise the following:

                                       (Thousands of Dollars)
                                       Year Ended December 31
                                     __________________________
                                      1997      1996      1995

Federal income tax-current.......    $1,801    $2,276    $2,353

Deferred taxes-net...............         1       685       576
Investment tax credit deferred...      (182)     (183)     (184)
                                     ______    ______    ______

Total federal income tax
 expense-operations..............     1,620     2,778     2,745

Federal income tax expense-other
 income-current..................       216        80       (59)
                                     ______    ______    ______

Total federal income tax expense.    $1,836    $2,858    $2,686
                                     ======    ======    ======

Federal income tax expense applicable to current operations differs from the amount computed by applying the statutory rate on book income subject to tax for the following reasons:

                                        (Thousands of Dollars)
                                        Year Ended December 31
                                     _____________________________
                                      1997       1996       1995

Income tax at "statutory rate"...    $ 1,374    $ 2,804    $ 2,801
Increases (reductions) in tax
 resulting from:
  Investment tax credit
   amortization..................       (182)      (183)      (184)
  Overheads capitalized
   on books......................         (8)        (8)        (9)
  Depreciation...................        186        241        101
  Merger-related expenses........        353
  Miscellaneous items............        113          4        (23)
                                     _______    _______    _______
Total federal income tax
 expense.........................    $ 1,836    $ 2,858    $ 2,686
                                     =======    =======    =======
Effective income tax rate........       46.8%      35.7%      33.6%


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items included in the company's net deferred tax liability as of December 31, 1997 and 1996, are as follows:

                                     (Thousands of Dollars)
                                       1997         1996

Current:
  Employee benefits..............    $    719     $    860
  Unbilled revenue...............         587          511
  Property taxes.................        (449)        (414)
  Other..........................        (215)         270
                                     ________     ________
                                          642        1,227
                                     ________     ________
Noncurrent:
  Depreciation...................     (10,211)     (10,216)
  Investment tax credit..........       1,319        1,413
  Employee benefits..............       2,268        1,966
  Other..........................         589          (86)
                                     ________     ________
                                       (6,035)      (6,923)
                                     ________     ________

Total deferred taxes.............    $ (5,393)    $ (5,696)
                                     ========     ========

9. Retirement Benefits

UPPCO has a noncontributory, defined-benefit pension plan, as amended, covering full-time employees, subject to age and period-of-employment conditions, that provides benefits based on years of service and employee compensation. The current funding policy is to contribute to the plan amounts necessary to comply with the funding provision of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions of $2,159,000, $2,099,000 and $1,385,000, were made in 1997, 1996, and 1995, respectively.

UPPCO has a noncontributory supplemental retirement plan for certain senior management employees that provides for benefit payments over a fifteen-year period to the participant upon retirement or to the participant's spouse upon death prior to retirement. This retirement plan is non-funded, and benefits are paid by UPPCO from its general assets.

In 1997 the company recognized a $1.1 million curtailment loss from the termination of the Presque Isle Power Plant operating agreement.

Net periodic pension cost for accounting purposes for 1997, 1996, and 1995 included the following components:

                                       (Thousands of Dollars)
                                       Year Ended December 31
                                    _____________________________
                                     1997       1996       1995

Service cost-benefits earned
 during period..................    $ 1,107    $ 1,055    $   920
Interest cost on projected
 benefit obligation.............      3,740      3,511      3,453
Actual return on assets.........     (6,956)    (3,589)    (6,259)
Net amortization and deferral...      3,924        708      3,736
                                    _______    _______    _______
Net periodic pension cost.......    $ 1,815    $ 1,685    $ 1,850

Curtailment loss................      1,095
                                    _______    _______    _______

Total Cost......................    $ 2,910    $ 1,685    $ 1,850
                                    =======    =======    =======

Net periodic pension expense includes amounts charged to WEPCO in connection with the operation of the Presque Isle Power Plant of $582,000, $516,000, and $673,000, for 1997, 1996, and 1995, respectively.

A reconciliation of the funded status of the plans to the amounts recognized in the December 31 financial statements follows:

                                       (Thousands of Dollars)
                                            Funded Plan
                                            December 31
                                       ______________________
                                         1997         1996
Pension Plan

Vested benefit obligation..........     $48,973      $38,457
                                        =======      =======
Accumulated benefit obligation.....     $51,726      $42,436
                                        =======      =======

Projected benefit obligation.......     $53,957      $47,319
Plan assets at fair value..........      49,201       40,228
                                        _______      _______

Projected benefit obligation in
 excess of plan assets.............      (4,756)      (7,091)
Unrecognized net asset existing at
 January 1, 1987, being amortized
 over 15.7 years...................        (517)        (629)
Unrecognized prior service cost....       1,710        2,213
Unrecognized net loss..............       4,036        4,894
                                        _______      _______
Prepaid (accrued) pension cost.....     $   473      $  (613)
                                        =======      =======
Required minimum liability.........     $ 2,998      $ 1,595
                                        =======      =======

                                       (Thousands of Dollars)
                                           Unfunded Plan
                                            December 31
                                       ______________________
                                         1997         1996
Supplemental Retirement Plan

Vested benefit obligation..........     $ 1,884      $   949
                                        =======      =======
Accumulated benefit obligation.....     $ 2,190      $ 1,340
                                        =======      =======
Projected benefit obligation-
 not funded........................     $(1,418)     $(1,563)
Unrecognized net obligation
 existing at January 1, 1987,
 being amortized over 15 years.....          95          125
Unfunded prior service cost........         139          196
Unrecognized net loss..............          41          145
                                        _______      _______
Accrued pension cost...............     $(1,143)     $(1,097)
                                        =======      =======

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.25% and 4.0% for 1997 and 7.5% and 4.0% for 1996. The expected long-term rate of return on assets was 8.5%. Plan assets consist principally of common stock of public companies, corporate bonds, and U.S. government securities. Figures reported include benefits of UPPCO employees assigned to the Presque Isle Power Plant.

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

Net periodic postretirement benefits for accounting purposes in 1997, 1996, and 1995 included the following components:

                                      (Thousands of Dollars)
                                      Year Ended December 31
                                    __________________________

                                     1997      1996      1995

Service cost-benefits earned
 during the period..............    $  308    $  203    $  169
Interest cost on accumulated
 postretirement benefit
 obligation.....................     1,276     1,107       946
Actual return on assets.........       (61)      (63)      (42)
Net amortization and deferral...       756       605       547
                                    ______    ______    ______

Net cost........................    $2,279    $1,852    $1,620
Curtailment loss................       356
                                    ______    ______    ______

Total Cost......................    $2,635    $1,852    $1,620
                                    ======    ======    ======

In 1997 the company recognized a $356,000 curtailment loss from the termination of the Presque Isle Power Plant operating agreement.

Net periodic postretirement expense includes amounts charged to WEPCO in connection with the operation of the Presque Isle Power Plant of $920,000, $610,000, and $545,000 for 1997, 1996, and 1995, respectively.

A reconciliation of the funded status of the plan to the amounts recognized in the December 31 financial statements follows:

                                      (Thousands of Dollars)
                                      Year Ended December 31
                                      ______________________

                                        1997         1996

Accumulated postretirement benefit
 obligation:
  Retirees........................    $ (5,962)    $ (6,321)
  Fully eligible active plan
   participants...................      (4,872)      (5,637)
  Other active plan participants..      (3,226)      (3,265)
                                      ________     ________

Total.............................    $(14,060)    $(15,223)

Plan assets at fair value.........         970          620
                                      ________     ________

Accumulated postretirement benefit
 obligation in excess of plan
 assets...........................     (13,090)     (14,603)
Unrecognized obligation at
 transition.......................       6,267        9,210
Unrecognized net gain ............       1,594        1,613
                                      ________     ________

Accrued postretirement benefit
 cost.............................    $ (5,229)    $ (3,780)
                                      ========     ========

For measurement purposes, a 9.7% and 5.9% annual rate of increase in the per capita cost of covered health care benefits for participants under age 65 and over age 65, respectively, were assumed for 1997; both of the rates were assumed to decrease gradually to 5.0% after 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one (1) percentage point per year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $1,764,974 and the aggregate of the service cost and the interest cost components of the net periodic postretirement benefit cost for the year then ended by $200,456.

The obligations disclosed as of December 31, 1997 and 1996, used a discount rate of 7.25% and 7.5% respectively, to measure the accumulated postretirement benefit obligation.

11. Commitments and Contingencies

UPPCO has a service schedule to a purchase-power agreement with Commonwealth Edison that entitles UPPCO to purchase 55 MW of capacity through 1998.
UPPCO pays $225,000 per month for this entitlement.

The company is subject to various unresolved legal matters that arose in the normal course of business. Although it is not possible to predict the outcome of these legal actions, company management believes that these actions will not have a material adverse effect on its financial position or results of operations.

Cost of the construction program for 1998 is estimated to be $4,300,000. In connection therewith, certain commitments have been made.

12. Quarterly Information (Unaudited)

The quarterly information has not been audited but in the opinion of the company reflects all adjustments necessary for the fair statement of results of operations for each period.

                                     (Thousands of Dollars)
                                         Quarter Ended
                          ____________________________________________
1997                      March 31    June 30     Sept. 30    Dec. 31

Operating revenues....    $ 16,303    $ 13,796    $ 14,893    $ 15,112
Operating income......    $  2,864    $  1,743    $    989    $    856
Net income.(loss).....    $  1,924    $    666    $   (147)   $   (376)
Earnings per share....    $    .65    $    .22    $   (.05)   $   (.12)

1996

Operating revenues....    $ 15,572    $ 13,810    $ 14,079    $ 14,841
Operating income......    $  2,675    $  2,031    $  2,012    $  2,335
Net income............    $  1,695    $  1,012    $  1,002    $  1,421
Earnings per share....    $    .57    $    .34    $    .34    $    .48


The negative earnings in the third and fourth quarters of 1997 reflect the expensing of merger-related costs and an employee benefit curtailment associated with the termination of the Presque Isle Power Plant Operating Agreement, respectfully.

13.  Agreement to Merge with WPSR Resources Corporation

On July 10, 1997, UPEN announced an agreement to merge with WPS Resources Corporation (WPSR). The S-4 Registration Statement was declared effective by the Securities and Exchange Commission on December 5, 1997. UPEN shareholders approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commission (FERC); (2) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (3) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (4) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (5) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and UPPCO, UPEN's utility subsidiary, will become a wholly owned subsidiary of WPSR.

The following summary contains selected unaudited pro forma financial data for the year ended December 31, 1997. The financial data should be read in conjunction with the historical UPEN and WPSC consolidated financial statements and related notes. The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement following.

Under the terms of the merger agreement, each share of outstanding UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value).

                                                               Pro Forma
      In thousands              UPEN             WPSR          Combined
(except per-share data)     (as reported)    (as reported)    (unaudited)
________________________________________________________________________

Operating revenues......      $ 60,104        $  878,340      $  938,444
Net income..............      $  2,067        $   53,742      $   55,809
Earnings per share......      $   0.70        $     2.25      $     2.10

Assets at
 December 31, 1997......      $136,844        $1,299,602      $1,435,804
Long-term obligations
 at December 31, 1997...      $ 43,007        $  304,008      $  347,015

WPSR's principal subsidiary is Wisconsin Public Service Corporation (WPSC), an electric and natural gas utility headquartered in Green Bay, Wisconsin. It serves 400,000 customers in northeastern and north central Wisconsin as well as a small portion of Michigan's Upper Peninsula. WPSR's other subsidiaries include WPS Energy Services, Inc., which provides marketing services and energy project management services in the non-regulated energy marketplace, and WPS Power Development, Inc., which develops electric generation projects and provides services to the non-regulated electric generation industry.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
______________________________________________________

      There are no disagreements on accounting and financial disclosures between the Registrant and its accountants, Deloitte & Touche LLP.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________

      The relevant information appearing under the captions, "Election of Directors", "Directors' Compensation", and "Directors' and Committee Meetings and Functions" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 28, 1998 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION
________________________________

      The relevant information appearing under the captions "Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Pension Plans", "Supplemental Retirement Plan", "Termination of Employment and Change of Control Statement Arrangements" and "Other Compensation Plans (filed pursuant to Regulation 14A) with respect to the Registrant's April 28, 1998 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
_____________________________________________________________

      The information appearing in the first paragraph under the caption "Stock Outstanding, Voting Rights and Votes Required" and the material under the caption "Election of Directors" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 28, 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

      The information appearing under the caption "Transactions with Management" in the Registrant's Proxy Statement (filed pursuant to Regulation 14A) with respect to the Registrant's April 28, 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
          ON FORM 8-K
______________________________________________________________

(a)  1.  List of financial statements:
         Management's Responsibility for Financial Statements Independent Auditors' Report dated February 6, 1998. Consolidated Statements of Income--Years ended
          December 31, 1997, 1996 and 1995.
         Consolidated Statements of Cash Flows--Years ended
          December 31, 1997, 1996 and 1995.
         Consolidated Balance Sheets--
          December 31, 1997 and 1996
         Consolidated Statements of Changes in Common Equity--
          Years ended December 31, 1997, 1996 and 1995. Consolidated Statements of Capitalization--
          December 31, 1997 and 1996.
         Notes to Consolidated Financial Statements

     2.  Schedule II Valuation and Qualifying Accounts and
          Provisions--Years ended December 31, 1997, 1996 and 1995.

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

              [INSTRUMENTS TO WHICH PENVEST, INC. IS A PARTY]

        3.3(a)      --- Certificate of Articles of Incorporation
                          of PENVEST dated October 20, 1995,
                          (Exhibit 3.3(a) to Form 10-K, dated
                          March 27, 1997)
        3.3(b)      --- Bylaws of PENVEST, INC., (Exhibit 3.3(b)
                          to Form 10-K, dated March 27, 1997)

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

( 9)  Voting Trust Agreement                                N/A

  (10)  Material Contracts

                   [INSTRUMENTS TO WHICH UPPCO IS A PARTY]

        10.1(e)-8   --- Plant Operating Agreement, effective
                         June 1, 1988 between UPPCO and the
                         City of Escanaba
                         (Exhibit 10.1(e)-8 to Form 10-K dated
                         March 29, 1989)
        10.1(e)-9   --- Interconnection Agreement, effective
                         June 1, 1988 between UPPCO and the
                         City of Escanaba
                         (Exhibit 10.1(e)-9 to Form 10-K dated
                         March 29, 1989)
        10.1(e)-10  --- Dispatch Services Agreement, effective
                         September 8, 1988 between UPPCO and
                         the City of Escanaba
                         (Exhibit 10.1(e)-10 to Form 10-K dated
                         March 29, 1989)
        10.1(f)-1   --- Contract among UPPCO and Board of Light
                         and Power of the City of Marquette,
                         Michigan, dated September 7, 1978 for
                         20 mW of capacity from City of
                         Marquette plant. (Exhibit 10.1(f) to
                         Form 10-K, dated March 28, 1990)
        10.1(f)-2   --- Addendum to contract among UPPCO and
                         Board of Light and Power of the City of
                         Marquette, Michigan, dated February 16,
                         1982.
                         (Exhibit 10(f)-1 to Form 10-K, dated
                         March 26, 1982)*
        10.1(g)-1   --- Power Plant Operating Agreement dated as
                         of December 31, 1987 by and among UPPCO
                         and WEPCO pertaining to operating the
                         Presque Isle Power Plant and certain
                         related facilities
                         (Exhibit 10(g)-1 to Form 10-K, dated
                         March 29, 1988)*
        10.1(g)-1.1 --- Power Plant Operating Agreement dated as
                         of July 26, 1990 by and among UPPCO
                         and WEPCO pertaining to operating the
                         Presque Isle Power Plant and certain
                         related facilities
                         (Exhibit 1 to Form 10-Q, dated
                         August 10, 1990)
        10.1(g)-2   --- Dispatch Agreement dated as of December
                         8, 1987 between UPPCO and WEPCO
                         pertaining to electric power dispatch
                         functions for the Presque Isle Power
                         Plant
                         (Exhibit 10(g)-2 to Form 10-K, dated
                         March 29, 1988)*
        10.1(g)-2.  --- Amendment No. 1 to Dispatch Agreement
                         dated as of October 31, 1990 between
                         UPPCO and WEPCO pertaining to electric
                         power dispatch functions for the
                         Presque Isle Power Plant
                         (Exhibit 1 to Form 10-Q, dated
                         November 12, 1990)
        10.1(g)-3   --- Transmission Maintenance Agreement dated
                         as of December 31, 1987 between UPPCO
                         and WEPCO pertaining to the mainte-
                         nance of certain WEPCO transmission
                         and substation facilities
                         (Exhibit 10(g)-3 to Form 10-K, dated
                         March 29, 1988)*
        10.1(g)-3.1 --- Amendment No. 1 to Transmission
                         Maintenance Agreement dated as of
                         October 31, 1990 between UPPCO and
                         WEPCO pertaining to the maintenance of
                         certain WEPCO transmission and sub-
                         station facilities
                         (Exhibit 2 to Form 10-Q, dated
                         November 12, 1990)
        10.1(g)-4   --- Joint Use of Transmission Agreement
                         dated as of December 8, 1987 between
                         UPPCO and WEPCO
                         (Exhibit 10(g)-4 to Form 10-K, dated
                         March 29, 1988)*
        10.1(g)-4.1 --- Amendment No. 1 to Joint Use of
                         Transmission Agreement dated as of
                         October 31, 1990 between UPPCO and
                         WEPCO (Exhibit 3 to Form 10-Q, dated
                         November 12, 1990)
        10.1(g)-5   --- Amendment dated December 8, 1987 to
                         Interconnection Agreement dated April
                         9, 1974, as amended August 8, 1980 and
                         February 2, 1982, between UPPCO and
                         WEPCO
                         (Exhibit 10(g)-5 to Form 10-K, dated
                         March 29, 1988)*
        10.1(g)-6   --- Joint Use and Facility Sharing Agreement
                         dated as of October 9, 1990 between
                         UPPCO and WEPCO
                         (Exhibit 10.1(g)-6 to Form 10-K, dated
                         March 27, 1991)
        10.1(h)-1   --- Performance Incentive Plan for Officers
                         of UPPCO, effective January 1, 1990
                         (Exhibit 10.1(h)-1 to Form 10-K, dated
                         March 27, 1991)
        10.1(i)-1   --- Power Supply Agreement dated August 7,
                         1997 between UPPCO and Commonwealth
                         Edison Company (Filed herewith)
        10.1(j)-1   --- Settlement Agreement dated February 25,
                         1998 between UPPCO and Wisconsin
                         Electric Power Company (Filed herewith)

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

        23(a)       --- Consent of Independent Certified Public
                         Accountants (Filed herewith)

  (24)  Power of attorney                                     N/A

  (27)  Financial Data Schedule
         (Filed herewith)

  (28)  Information from reports furnished to state insurance
        regulatory authorities.                               N/A

(b) No reports on Form 8-K have been filed during the fourth quarter of 1997.

(c)  The exhibits filed herewith are identified above.

(d)  See Item (a)2 above.

  (99)  Additional Exhibits

        99(a)       ---  Notice of Annual Meeting and Proxy
                          Statement with respect to
                          Registrant's April 28, 1998
                          Annual Meeting of Shareholders
                          (Filed March 23, 1998)


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

                             UPPER PENINSULA ENERGY CORPORATION
                            __________________________________
                                       (Registrant)




Date:  March 17, 1998                /s/ B. C. Arola
                            __________________________________
                                         B. C. Arola
                          Vice President, Treasurer and Secretary
                           (Principal Financial Officer and
                            Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ L. Angeli           3/17/98        /s/ C. R. Fisher        3/17/98
_______________________________        ________________________________
L. Angeli, Director      (Date)        C. R. Fisher, Chairman    (Date)
                                       of the Board and President
                                       (Principal Executive Officer)


/s/ S. S. Benedict      3/17/98        /s/ T. M. Strong         3/17/98
_______________________________        ________________________________
S. S. Benedict, Director (Date)        T. M. Strong, Director    (Date)




/s/ R. T. Ederer        3/17/98        /s/ R. A. Ubbelohde     3/17/98
_______________________________        ________________________________
R. T. Ederer, Director   (Date)        R. A. Ubbelohde, Director (Date)



                                                                    SCHEDULE II

             UPPER PENINSULA ENERGY CORPORATION AND SUBSIDIARIES
             ___________________________________________________

              VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997 1996 and 1995

_______________________________________________________________________________________________________

            COLUMN A                  COLUMN B            COLUMN C             COLUMN D       COLUMN E

                                                   .......ADDITIONS.......

                                     BALANCE AT    CHARGED       CHARGED      DEDUCTIONS     BALANCE AT
                                     BEGINNING        TO        TO OTHER         FROM          CLOSE
           DESCRIPTION                OF YEAR       INCOME     ACCOUNTS(a)    RESERVES(b)     OF YEAR

YEAR ENDED DECEMBER 31, 1997
 Valuation account deducted from
  caption to which it applies -
  accumulated provision for
  doubtful accounts..............     $ 64,547     $147,600     $ 27,592       $169,411       $70,328

=====================================================================================================

YEAR ENDED DECEMBER 31, 1996
 Valuation account deducted from
  caption to which it applies -
  accumulated provision for
  doubtful accounts..............     $ 86,436     ($51,100)    $114,904       $ 85,693       $64,547

=====================================================================================================

YEAR ENDED DECEMBER 31, 1995
 Valuation account deducted from
  caption to which it applies -
  accumulated provision for
  doubtful accounts..............     $110,545     $ 42,900     ($ 9,656)      $ 57,353       $86,436

=====================================================================================================

<Fa>  Recovery of accounts previously written off.
<Fb>  Accounts written off.
_____________________________________________________________________________________________________