Form 10-Q
period 1998-03-31
UPPER PENINSULA ENERGY CORP /NEW/
filed 1998-05-13
CIK 838868

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended               March 31, 1998
                                         --------------
                                OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number     0-17427
                           -------

                     UPPER PENINSULA ENERGY CORPORATION
           (Exact name of registrant as specified in its charter)

               Michigan                            38-2817909
  -----------------------------------         -------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

  600 Lakeshore Drive, P.O. Box 130, Houghton, Michigan  49931-0130
  -----------------------------------------------------  ----------
  (Address of principal executive offices)               (Zip Code)

  (Registrant's telephone no., including area code)  (906) 487-5000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No
                                                       ---            ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1998, 2,950,001 shares of common stock, no par value

                     UPPER PENINSULA ENERGY CORPORATION

                                FORM 10-Q

                             MARCH 31, 1998

                            TABLE OF CONTENTS

                                                                 Page No.
                                                                 --------

Part I.    FINANCIAL INFORMATION                                    3

  Item 1.  Financial Statements (Unaudited)                         3

           Consolidated Statements of Income - Three
           Months Ended March 31, 1998 and
           March 31, 1997                                           3

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and
           March 31, 1997                                           4

           Consolidated Balance Sheets - March 31
           1998 and December 31, 1997

             Assets                                                 6
             Capitalization and Liabilities                         7

           Notes to Consolidated Financial Statements               8


  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                               9

Part II.   OTHER INFORMATION                                       11

  Items 1. through 3.                                             N/A

  Item  4. Submission of Matters to a Vote of
           Security Holders                                        11

  Item  5. Other Information                                       12

  Item  6. Exhibits and Reports on Form 8-K                        14

  Signature                                                        17

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended
                                                   March 31
                                                 (Unaudited)
                                             ------------------
                                               1998       1997
                                           (Thousands of Dollars)

Operating Revenues........................   $15,573    $16,303
                                             ________   ________
Operating Expenses:
  Operation - Power Supply Costs..........     5,368      5,633
            - Other.......................     3,988      3,497
  Maintenance.............................       660        652
  Depreciation and Amortization...........     1,544      1,456
  Federal Income Tax Expense..............       576        942
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................       992        905
    Other.................................       453        354
                                             ________   ________
          Total...........................    13,581     13,439
                                             ________   ________
Operating Income..........................     1,992      2,864
                                             ________   ________
Other Income (Deductions):
  Interest Income.........................        83         40
  Other...................................        44        147
  Federal Income Tax Expense..............       (58)       (65)
                                             ________   ________
          Total...........................        69        122
                                             ________   ________

Income Before Interest Charges............     2,061      2,986
                                             ________   ________
Interest Charges:
  Interest on Long-Term Debt..............       964        969
  Amortization of Debt Expense............        19         19
  Other Interest Expense..................       222         68
                                             ________   ________
          Total...........................     1,205      1,056
                                             ________   ________
Income Before Dividends on Preferred
  Stock of Subsidiary.....................       856      1,930
Dividends on Preferred Stock of
  Subsidiary..............................         5          6
                                             ________   ________
Net Income................................   $   851    $ 1,924
                                             ========   ========
Average No. of Common Shares Outstanding.. 2,950,001  2,969,215

Earnings Per Share of Common Stock........     $0.29      $0.65

Dividends Paid Per Share of Common Stock..     $0.32      $0.32

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                   March 31
                                                 (Unaudited)
                                             ___________________
                                               1998       1997
                                           (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income..............................   $   851    $ 1,924
  Adjustments to Reconcile Net Income
  to Net Cash Flows from Operating
  Activities:
    Depreciation and Amortization.........     1,544      1,456
    Dividends on Preferred Stock of
      Subsidiary..........................         5          6
    Allowance for Equity Funds Used
      During Construction.................                  (37)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............       151         96
    Prepaid and Accrued Pension...........      (255)       (60)
    Other.................................        (1)       188
  Changes in Assets and Liabilities:
    Accounts Receivable...................     2,064       (789)
    Inventories...........................       (14)       (77)
    Prepayments...........................        93        111
    Accrued Ad Valorem Taxes..............      (240)       (44)
    Accounts Payable and Accrued Accounts.    (1,647)        45
                                             ________   ________
        Cash Flows From Operating
          Activities......................     2,551      2,819
                                             ________   ________
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Funds Used
      During Construction)................      (633)    (1,958)
    Allowance for Borrowed Funds Used
       During Construction................                  (55)
    Other - Net...........................      (777)        (1)
                                             ________   ________
        Cash Flows from Investing
          Activities......................     (1,410)   (2,014)
                                             ________   ________
Cash Flows From Financing Activities:
    Increase in Notes Payable.............       500        350
    Dividends.............................      (949)      (956)
                                             ________   ________
        Cash Flows from Financing
          Activities......................      (449)      (606)
                                             ________   ________

                                             Three Months Ended
                                                   March 31
                                                 (Unaudited)
                                             ___________________
                                               1998       1997
                                           (Thousands of Dollars)

Net Increase in Cash and
  Cash Equivalents........................       692        199

Cash and Cash Equivalents at the
  Beginning of Period.....................     2,071      2,064
                                             ________   ________
Cash and Cash Equivalents at the End
  of Period...............................   $ 2,763    $ 2,263
                                             ========   ========
Supplemental Cash Flows Information:
    Interest Paid.........................   $   803    $   793
                                             ========   ========
    Income Taxes Paid.....................   $     0    $     0
                                             ========   ========

See notes to consolidated financial statements

                    CONSOLIDATED BALANCE SHEETS

ASSETS

                                         March 31     December 31
                                           1998          1997
                                        (Unaudited)
                                        ____________  ___________
                                         (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............  $178,736      $178,943
  Less Accumulated Depreciation and
    Amortization.......................    82,332        80,993
                                         ________      ________

        Net Electric Plant in Service..    96,404        97,950
  Construction Work in Progress........     5,044         4,510
                                         ________      ________

        Net Utility Plant..............   101,448       102,460
                                         ________      ________

Other Property.........................    11,430        11,387
                                         ________      ________

Current Assets:
  Cash and Cash Equivalents.............    2,763         2,071
  Accounts Receivable (less allowance
    for doubtful accounts of $70 in
      1997 and 1998)....................    4,945         7,515
  Revenue Receivable - Power Supply
    Cost Recovery-Net...................    1,382           876
  Inventories - at average cost:
    Materials and Supplies..............    1,986         1,968
    Fuel................................      282           286
  Prepayments...........................      186           279
  Accrued Ad Valorem Taxes..............    4,107         3,867
  Deferred Federal Income Taxes.........      473           642
                                         ________      ________

        Total...........................   16,124        17,504
                                         ________      ________

Deferred Debits and Other Assets:
  Unamortized Debt Expense..............      456           466
  Regulatory Assets.....................    1,303         1,305
  Intangible Pension Plan Asset.........    2,998         2,998
  Other.................................    1,501           724
                                         ________      ________
        Total...........................    6,258         5,493
                                         ________      ________

                                         $135,260      $136,844
                                         ========      ========

See notes to consolidated financial statements

CAPITALIZATION AND LIABILITIES

                                         March 31    December 31
                                           1998          1997
                                       (Unaudited)
                                       ____________  ___________
                                         (Thousands of Dollars)

Capitalization:
  Common Stock and Paid-In-Capital...... $ 21,087      $ 21,087
  Retained Earnings.....................   19,760        19,854
                                         ________      ________
        Total Common Equity.............   40,848        40,941

Redeemable Preferred Stock..............      445           445
Long-Term Debt, less current
  maturities............................   43,007        43,007
                                         ________      ________
        Total Capitalization............   84,299        84,393
                                         ________      ________

Current Liabilities:
  Long-Term Debt Due Within One Year....      260           260
  Notes Payable.........................   10,000         9,500
  Accounts Payable......................    3,627         4,096
  Accrued Accounts:
    Taxes - Ad Valorem..................    5,135         6,488
          - Other.......................      434           112
    Wages and Benefits..................    2,200         2,875
    Interest............................    1,293           910
    Other...............................      149             4
                                         ________      ________
        Total...........................   23,098        24,245
                                         ________      ________

Deferred Credits:
  Deferred Federal Income Taxes.........    6,062         6,035
  Unamortized Investment Tax Credit.....    2,515         2,560
  Customer Advances for Construction....    1,897         1,895
  Accrued Pensions......................    3,335         3,590
  Regulatory Liabilities................    6,208         6,208
  Postretirement Health and Life........    5,464         5,229
  Sick Leave Termination................    1,735         2,033
  Other.................................      647           656
                                         ________      ________
        Total...........................   27,863        28,206
                                         ________      ________
Commitments and Contingencies...........
                                         ________      ________

                                         $135,260      $136,844
                                         ========      ========

See notes to consolidated financial statements

Item 1.  Notes to Consolidated Financial Statements (Unaudited)
         ______________________________________________________

Accounting Policies
     The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     In the opinion of management, the information furnished reflects all adjustments of a normal recurring nature which are necessary for a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         _________________________________________________

Results of Operations

      First Quarter of 1998 Compared to First Quarter of 1997
      _______________________________________________________

     Operating revenues for the first quarter of 1998 were $15,573,000 compared to $16,303,000 for the same quarter of 1997. The decrease resulted from a reduction of 4.3% in mWh sales from the prior period due mainly to lower residential sales due to our mild winter.
     Power supply costs for the first quarter were $265,000 (4.7%) lower than the previous period. This decrease is the result of a 1.6% decrease in the average unit cost of power supply and the aforementioned decrease in mWh sales.
     Total other operation and maintenance expenses (excluding power supply cost) increased 499,000 (12.0%) due mainly to the expensing of merger-related costs and an 8.3% increase in expenses on the transmission and distribution systems.
     Depreciation expense and ad valorem taxes increased in the first quarter due to an increase in electric plant in service. Other taxes increased $99,000 (28.0%) in the first quarter due to higher Michigan Single Business Tax and payroll tax accruals.
     Other interest expense increased $154,000 because of a higher level of short-term borrowings in the current period.

                    Other Financial Information
                    ___________________________

Liquidity and Capital Resources
    During the first quarter of 1998 the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $10,000,000 of short-term borrowings at March 31, 1998 compared to $9,500,000 at December 31, 1997.
     The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $14,081,000 of consolidated retained earnings is available at March 31, 1998, for payment of common stock cash dividends by the Corporation. At December 31, 1997 unrestricted retained earnings were approximately $14,122,000.
     The Company expects to incur development costs to modify existing computer programs to accommodate the year 2000 and beyond. The Company is currently evaluating its alternatives for the most cost-effective means for these modifications. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the results of operations or financial position of the Company.
     The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

                    Part II - OTHER INFORMATION
                    ___________________________

Item  1.  Legal Proceedings                                  N/A

Item  2.  Changes in Securities                              N/A

Item  3.  Defaults Upon Senior Securities                    N/A

Item  4.  Submission of Matters to a Vote of
          Security Holders

     A Special Meeting of Shareholders of Upper Peninsula Energy Corporation was held at the Corporate Office of the Corporation, 600 Lakeshore Drive, Houghton, Michigan, on Thursday, January 29, 1998.
     The meeting had been called for the sole purpose of voting upon the proposed merger of the Corporation into WPS Resources Corporation ("WPS"). There were represented at the meeting, in person or by proxy, 2,131,426 shares of Common Stock (72.25%) out of 2,950,001 shares issued and outstanding and entitled to vote, being the class of stock entitled to vote at the meeting. The Chairman stated that since a quorum was present, the shareholders would consider the adoption of the Agreement and Plan of Merger, dated as of July 10, 1997, between WPS and the Corporation, providing, among other things, for the merger (the "Merger") of the Corporation with and into WPS, with WPS being the surviving corporation in the Merger. The Chairman noted that, upon the effectiveness of the Merger, holders of the Corporation's Common Stock would be entitled to receive, in exchange for each share of the Corporation's Common Stock, 0.9 of a share of Common Stock, par value $1.00 per share, of WPS. The Chairman stated that a description of, and the reasons for, the Merger were set forth in the Proxy Statement/Prospectus dated December 19, 1997, which had been distributed to shareholders in connection with the meeting.

     The results of the election were as follows:

     Shares Present:   2,131,426  (72.25% of shares outstanding)

     Shares in Favor of Resolution Regarding Adoption of Merger:
       2,048,274  (69.4% of shares outstanding)

Item  5.  Other Information
     On July 10, 1997 Upper Peninsula Energy Corporation (UPEN) announced an agreement to merge with WPS Resources Corporation (WPSR). The S-4 Registration Statement was declared effective by the Securities and Exchange Commission on December 5, 1997. UPEN shareholders approved the merger on January 29, 1998. The merger is subject to (1) approval by the Federal Energy Regulatory Commission (FERC); (2) approval by the SEC under the Public Utility Holding Company Act of 1935; (3) the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction: (5) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (6) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and UPPCO, UPEN's utility subsidiary, will become a wholly owned subsidiary of WPSR.
     The summary on the next page contains selected unaudited pro forma financial data for the quarter ended March 31, 1998. The financial data should be read in conjunction with the historical UPEN and WPSR consolidated financial statements and related notes. The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement and the related dilutive effect. The pro forma combined data accounts for the merger as a pooling of interests.

     Under the terms of the merger agreement, each share of outstanding UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares.

                                                           Pro Forma
In thousands (except              UPEN          WPSR       Combined
per-share data)              (as reported) (as reported) (as reported)
______________________________________________________________________

Quarter Ending March 31, 1998
Operating revenues............. $ 15,573      $  276,809    $  292,382
Net income..................... $    851      $   17,101    $   17,952
Basic and diluted
  earnings per share........... $   0.29      $     0.72    $     0.68
Assets at March 31, 1998....... $135,260      $1,306,742    $1,441,529
Long-term obligations
  at March 31, 1998............ $ 43,006      $  304,461    $  347,467

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

       4.1(a)-15  --- Fourteenth Supplemental Indenture dated
                        as of November 1, 1991
                        (Exhibit 4.1(a)-15 to Form 10-Q, dated
                        November 11, 1991)
       4.1(a)-16  --- Fifteenth Supplemental Indenture dated as
                        of March 1, 1993
                        (Exhibit 4.1(a)-16 to Form 10-K, dated
       4.1(b)     --- Installment Sales Contract between the
                        Village of L'Anse and UPPCO dated May 1,
                        1974.
                        (Exhibit A-II to Form 8-K, dated
                        July 10, 1974)*
       4.1(c)-4   --- Loan Agreement dated as of June 30, 1988
                        between UPPCO and First of America
                        Bank-Copper Country (Exhibit 4.1(c)-4
                        to Form 10-K dated March 29, 1989)
       4.1(d)     --- Lease Agreement dated as of November 13,
                        1991 between UPPCO and UPBDC
                        (Exhibit 4.1(d) to Form 10-K dated
                        March 25, 1992)

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



Date:  May 13, 1998


                                     /s/ B. C. Arola
                                         B. C. Arola
                           Vice President, Treasurer and Secretary
                                (Principal Financial Officer)