Form 10-Q
period 1998-06-30
UPPER PENINSULA ENERGY CORP /NEW/
filed 1998-08-13
CIK 838868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-Q

(Mark One)
[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended              June 30, 1998
                            _____________________________________
                                     OR
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
                                                   ______________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                   _____    ___


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1998, 2,950,001 shares of common stock, no par value
________________________________________________________________


                     UPPER PENINSULA ENERGY CORPORATION

                                  FORM 10-Q

                                JUNE 30, 1998

                              TABLE OF CONTENTS

                                                         Page No.
                                                         ________

Part I.    FINANCIAL INFORMATION                            3

  Item 1.  Financial Statements (Unaudited)                 3

           Consolidated Statements of Income - Three
           Months Ended June 30, 1998 and June 30, 1997     3

           Consolidated Statements of Income - Six
           Months Ended June 30, 1998 and June 30, 1997     4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and
           June 30, 1997                                    5

           Consolidated Balance Sheets - June 30,
           1998 and December 31, 1997

             Assets                                         7
             Capitalization and Liabilities                 8

           Notes to Consolidated Financial Statements       9


  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                      10

Part II.   OTHER INFORMATION                               13

  Items 1. through 4.                                      N/A

  Item  5. Other Information                               13

  Item  6. Exhibits and Reports on Form 8-K                16

  SIGNATURES                                               19


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended
                                                       June 30
                                                     (Unaudited)
                                               ______________________
                                                 1998         1997
                                               (Thousands of Dollars)

Operating Revenues........................     $13,889       $13,796
                                               _______       _______
Operating Expenses:
  Operation - Power Supply Costs..........       4,709         4,619
            - Other.......................       3,425         3,727
  Maintenance.............................         752           699
  Depreciation and Amortization...........       1,545         1,457
  Federal Income Tax Expense..............         416           350
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................         994           904
    Other.................................         349           297
                                               _______       _______
          Total...........................      12,190        12,053
                                               _______       _______
Operating Income..........................       1,699         1,743
                                               _______       _______
Other Income (Deductions):
  Interest Income.........................          99            59
  Other...................................          77            49
  Federal Income Tax Expense..............         (75)          (47)
                                               _______       _______
          Total...........................         101            61
                                               _______       _______

Income Before Interest Charges............       1,800         1,804
                                               _______       _______
Interest Charges:
  Interest on Long-Term Debt..............         963           968
  Amortization of Debt Expense............          18            18
  Other Interest Expense..................         228           147
                                               _______       _______
          Total...........................       1,209         1,133
                                               _______       _______
Income Before Dividends on Preferred
  Stock of Subsidiary.....................         591           671
Dividends on Preferred Stock of
  Subsidiary..............................           5             5
                                               _______       _______
Net Income................................     $   586       $   666
                                               =======       =======
Average Number of Shares Outstanding......   2,950,001     2,969,215

Earnings Per Share of Common Stock........     $  0.20       $  0.22

Dividends Paid Per Share of Common Stock..     $  0.32       $  0.32


See notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF INCOME


                                                  Six Months Ended
                                                       June 30
                                                     (Unaudited)
                                               _____________________
                                                 1998         1997
                                               (Thousands of Dollars)

Operating Revenues........................     $29,462       $30,099
                                               _______       _______
Operating Expenses:
  Operation - Power Supply Costs..........      10,077        10,252
            - Other.......................       7,413         7,224
  Maintenance.............................       1,412         1,351
  Depreciation and Amortization...........       3,089         2,913
  Federal Income Tax Expense..............         992         1,292
  Taxes Other Than Federal Income Taxes -
    Ad Valorem............................       1,986         1,809
    Other.................................         802           651
                                               _______       _______
          Total...........................      25,771        25,492
                                               _______       _______

Operating Income..........................       3,691         4,607
                                               _______       _______
Other Income (Deductions):
  Interest Income.........................         182            99
  Other...................................         121           196
  Federal Income Tax Expense..............        (133)         (112)
                                               _______       _______
          Total...........................         170           183
                                               _______       _______
Income Before Interest Charges............       3,861         4,790
                                               _______       _______
Interest Charges:
  Interest on Long-Term Debt..............       1,927         1,937
  Amortization of Debt Expense............          37            37
  Other Interest Expense..................         450           215
                                               _______       _______
          Total...........................       2,414         2,189
                                               _______       _______
Income Before Dividends on Preferred
  Stock of Subsidiary.....................       1,447         2,601
Dividends on Preferred Stock of
  Subsidiary..............................          10            11
                                               _______       _______
Net Income................................     $ 1,437       $ 2,590
                                               =======       =======
Average Number of Shares Outstanding......   2,950,001     2,969,215

Earnings Per Share of Common Stock........     $  0.49       $  0.87

Dividends Paid Per Share of Common Stock..     $  0.64       $  0.64


See notes to consolidated financial statements


                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Six Months Ended
                                                    June 30
                                                  (Unaudited)
                                             _____________________
                                               1998       1997
                                             (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net Income..............................   $ 1,437       $ 2,590
  Adjustments to Reconcile Net Income
  to Net Cash Flows from Operating
  Activities:
    Depreciation and Amortization.........     3,089         2,913
    Dividends on Preferred Stock of
      Subsidiary..........................        10            11
    Allowance for Equity Funds Used
      During Construction.................                     (37)
    Deferred Federal Income Taxes and
      Investment Tax Credit...............       261            13
    Accrued Pension.......................      (252)         (183)
    Other.................................       574           769
  Changes in Assets and Liabilities:
    Accounts Receivable...................     2,111            25
    Inventories...........................       (30)         (151)
    Prepayments...........................         5          (122)
    Accrued Ad Valorem Taxes..............      (290)          (89)
    Accounts Payable and Accrued Accounts.    (2,846)         (962)
                                             _______       _______
        Cash Flows From Operating
          Activities......................     4,069         4,777
                                             _______       _______
Cash Flows from Investing Activities:
    Plant and Property Additions
      (excluding Allowance for Borrowed
       Funds Used During Construction)....    (1,515)       (3,545)
    Allowance for Borrowed Funds Used
      During Construction.................                     (55)
    Hoist Hydro Dam Repairs...............    (1,081)
    Other - Net...........................       (78)          (83)
                                             _______       _______
        Cash Flows from Investing
          Activities......................    (2,674)       (3,683)
                                             _______       _______
Cash Flows From Financing Activities:
    Retirement of Long-Term Debt and
      Preferred Stock.....................      (231)         (177)
    Dividends.............................    (1,898)       (1,911)
    Issuance of Notes Payable.............     1,750         2,600
                                             _______       _______
        Cash Flows from Financing
          Activities......................      (379)          512
                                             _______       _______

Net Increase in Cash and Cash
  Equivalents.............................     1,016         1,606

Cash and Cash Equivalents at the
  Beginning of Period.....................     2,071         2,064
                                             _______       _______
Cash and Cash Equivalents at the End
  of Period...............................   $ 3,087       $ 3,670
                                             =======       =======
Supplemental Cash Flows Information:
    Interest Paid.........................   $ 2,361       $ 2,272
                                             =======       =======
    Income Taxes Paid.....................   $ 1,050       $   950
                                             =======       =======


See notes to consolidated financial statements


                         CONSOLIDATED BALANCE SHEETS

ASSETS


                                          June 30     December 31
                                           1998          1997
                                        (Unaudited)
                                        ___________   ___________
                                         (Thousands of Dollars)

Utility Plant:
  Electric Plant in Service............  $178,665      $178,943
  Less Accumulated Depreciation and
    Amortization.......................    83,688        80,993
                                         ________      ________

        Net Electric Plant in Service..    94,977        97,950
  Construction Work in Progress........     5,975         4,510
                                         ________      ________

        Net Utility Plant..............   100,952       102,460
                                         ________      ________

Other Property and Investments.........    11,218        11,387
                                         ________      ________

Current Assets:
  Cash and Cash Equivalents............     3,087         2,071
  Accounts Receivable (less allowance
    for doubtful accounts of $70.......     4,208         7,515
  Revenue Receivable - Power Supply
    Cost Recovery-Net..................     1,632           876
  Inventories - at average cost:
    Materials and Supplies.............     2,036         1,968
    Fuel...............................       248           286
  Prepayments..........................       274           279
  Accrued Ad Valorem Taxes.............     4,157         3,867
  Deferred Federal Income Taxes........       240           642
  Taxes Receivable.....................       440
                                         ________      ________

        Total..........................    16,322        17,504
                                         ________      ________

Deferred Debits and Other Assets:
  Unamortized Debt Expense ............       445           466
  Regulatory Assets....................     1,300         1,305
  Intangible Pension Plan Asset........     2,998         2,998
  Other - Hoist Hydro Dam Repairs......     1,462           381
  Other - Net..........................       405           343
                                         ________      ________
        Total..........................     6,610         5,493
                                         ________      ________

                                         $135,102      $136,844
                                         ========      ========

CAPITALIZATION AND LIABILITIES


                                          June 30     December 31
                                           1998          1997
                                        (Unaudited)
                                        ___________   ___________
                                         (Thousands of Dollars)
Capitalization:
  Common Stock and Paid-In-Capital.....  $ 21,071      $ 21,087
  Retained Earnings....................    19,403        19,854
                                         ________      ________
        Total Common Equity............    40,474        40,941

  Redeemable Preferred Stock of Upper
    Peninsula Power Company............       398           445
  Long-Term Debt, less current
    maturities.........................    42,806        43,007
                                         ________      ________
        Total Capitalization...........    83,678        84,393
                                         ________      ________

Current Liabilities:
  Long-Term Debt Due Within One Year...       277           260
  Notes Payable........................    11,250         9,500
  Accounts Payable.....................     2,835         4,096
  Accrued Accounts:
    Taxes - Ad Valorem.................     6,212         6,488
          - Other......................                     112
    Wages and Benefits.................     1,650         2,875
    Interest...........................       925           910
    Other..............................        17             4
                                         ________      ________
        Total..........................    23,166        24,245
                                         ________      ________

Deferred Credits:
  Deferred Federal Income Taxes........     5,985         6,035
  Unamortized Investment Tax Credit....     2,469         2,560
  Customer Advances for Construction...     2,146         1,895
  Accrued Pension......................     3,338         3,590
  Regulatory Liabilities...............     6,208         6,208
  Post Retirement Health and Life......     5,727         5,229
  Sick Leave Termination...............     1,725         2,033
  Other................................       660           656
                                         ________      ________
        Total..........................    28,258        28,206
                                         ________      ________
Commitments and Contingencies..........
                                         ________      ________

                                         $135,102      $136,844
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

      In the opinion of management, the information furnished reflects all adjustments of a normal recurring nature which are necessary for a fair statement of results for the interim periods presented. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain items previously reported have been reclassified to conform to the current presentation in the financial statements.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         _________________________________________________

Results of Operations

      Second Quarter of 1998 Compared to Second Quarter of 1997
      _________________________________________________________

      Operating revenues for the second quarter of 1998 were $13,889,000 compared to $13,796,000 for the same quarter of 1997. The modest increase of 0.7% can be attributed to higher deferred power supply costs revenue.

      Power supply costs for the second quarter was virtually the same as the previous period.

      Total other operation and maintenance expenses (excluding power supply cost) decreased $249,000 (5.6%) due to reductions in all categories of operation expenses.

      Depreciation expense and ad valorem taxes increased $178,000 (7.5%) in the second quarter due to an increase in electric plant in service. Other taxes increased $52,000 (17.5%) in the second quarter due to higher Michigan Single Business Tax and payroll tax accruals resulting from vacation pay benefits paid to terminated Presque Isle Plant employees.

      Other income increased $40,000 due mainly to higher interest income.

      Other interest expense increased $81,000 because of a higher level of short-term borrowings in the current period.


                 First Six Months of 1998 Compared
                    to First Six Months of 1997
                 _________________________________

      Net income decreased $1,153,000 in the first six months of 1998 compared to the same period last year. Earnings per average common share for the six months ended June 30, 1998 and 1997 were $0.49 and $0.87, respectively.

      Operating revenues for the six months ended June 30, 1998 were $29,462,000 compared to $30,099,000 for the corresponding period of the prior year, a decrease of $637,000 (2.1%). The decrease in revenues was mainly due to a reduction of 2.2% in mWh sales from the prior period attributed to lower residential sales resulting from our mild winter.

      Power supply costs for the six months ended June 30, 1998 were $175,000 (1.7%) lower than the previous period. This decrease is the result of the aforementioned decrease in residential sales and a (1.4%) decrease in the unit cost of power supply.

      Total other operation and maintenance expenses (excluding power supply cost) increased $250,000 (2.9%) for the six months ended June 30, 1998 due mainly to the expensing of merger related costs.

      Depreciation expense and ad valorem taxes increased 7.5% for the first six months of 1998 due to an increase in electric plant in service. Other taxes increased $151,000 (23.2%) in the current period due to higher Michigan Single Business Tax and payroll tax accruals.

      Other income increased mainly due to higher interest income.

      Interest charges increased $235,000 because of a higher level of short-term borrowings in the current period.


                         Other Financial Information
                         ___________________________

Liquidity and Capital Resources

      During the second quarter of 1998 the Corporation's cash requirements were met through funds that were internally generated and short-term borrowings. There were $11,250,000 of short-term borrowings at June 30, 1998 compared to $9,500,000 at December 31, 1997.

      The Corporation's primary subsidiary, Upper Peninsula Power Company (UPPCO), has indentures relating to first mortgage bonds containing certain limitations on the payment of cash dividends on common stock. Under the most restrictive of these provisions, approximately, $13,767,000 of consolidated retained earnings is available at June 30, 1998, for payment of common stock cash dividends by the Corporation. At December 31, 1997 unrestricted retained earnings were approximately $14,122,000.

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

      On July 10, 1997 Upper Peninsula Energy Corporation (UPEN) announced an agreement to merge with WPS Resources Corporation (WPSR). The S-4 Registration Statement was declared effective by the Securities and Exchange Commission on December 5, 1997. UPEN shareholders approved the merger on January 29, 1998. The merger was approved by the Federal Energy Regulatory Commission ("FERC") on May 27, 1998. On July 9, 1998 the Federal Trade Commission granted early termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The merger remains subject to (1) approval by the SEC under the Public Utility Holding Company Act of 1935; (2) receipt by the parties of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; (3) receipt by the parties of appropriate assurances that the transaction will be accounted for as a pooling of interests; and (4) the satisfaction of various other conditions. The merger is expected to be completed in the second half of 1998. UPEN will merge with and into WPSR, and Upper Peninsula Power Company ("UPPCO"), UPEN's utility subsidiary, will become a wholly-owned subsidiary of WPSR.

      The summary below contains selected unaudited pro forma financial data for the three months and six months ended June 30, 1998. The financial data should be read in conjunction with the historical WPSR and UPEN consolidated financial statements and related notes. The pro forma combined earnings per share reflect the issuance of shares associated with the merger agreement and the related dilutive effect. The pro forma combined data accounts for the merger as a pooling of interests.

      Under the terms of the merger agreement, each of the 2,950,001 outstanding shares of UPEN common stock (no par value) will be converted into 0.90 shares of WPSR common stock ($1.00 par value), subject to adjustment for fractional shares.



                                                                  Pro Forma
In thousands (except                 UPEN            WPSR          Combined
per-share data)                  (as reported)   (as reported)   (unaudited)
____________________________________________________________________________

Three months ended June 30, 1998
Operating revenues........          $ 13,889      $  219,620     $  233,509
Net income................          $    586      $    9,879     $   10,465
Basic and diluted
 earnings per share.......          $   0.20      $     0.41     $     0.39

Six months ended June 30, 1998
Operating revenues........          $ 29,462      $  496,429     $  525,891
Net income................          $  1,437      $   26,980     $   28,417
Basic and diluted earnings          $   0.49      $     1.13     $     1.07
 per share................

At June 30, 1998
Assets....................          $134,662      $1,339,449     $1,473,871
Long-term Obligations.....          $ 42,806      $  251,989     $  294,795
===========================================================================


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



                             UPPER PENINSULA ENERGY CORPORATION
                             __________________________________
                                        (Registrant)



Date:  August 13, 1998


                                    /s/ B. C. Arola
                             __________________________________
                                        B. C. Arola
                             Vice President, Treasurer and Secretary
                               (Principal Financial Officer)